Form 10-Q
period 1996-05-04
NORTON MCNAUGHTON INC
filed 1996-06-18
CIK 917692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 4, 1996

                                      or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from__________________to________________

Commission File Number: 0-23440

                             Norton McNaughton, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                    13-3747173
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    463 Seventh Avenue, New York, N.Y. 10018
                    (Address of principal executive offices)
                                   (Zip code)

                                 (212) 947-2960
              (Registrant's telephone number, including area code)

                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 [X] Yes  [ ]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value, 7,633,287 shares as of June 14, 1996.

                               INDEX TO FORM 10-Q

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES

                                                                                                      PAGE NO.
                                                                                                      --------

PART I.           FINANCIAL STATEMENTS

         ITEM I.

         Financial Statements:
            Consolidated Balance Sheets at May 4, 1996 (Unaudited)
            and November 4, 1995                                                                          3

            Consolidated Statements of Operations for the thirteen
            weeks ended May 4, 1996 and May 5, 1995 (Unaudited) and the
            twenty-six weeks ended May 4, 1996 and May 5, 1995 (Unaudited)                                4

            Consolidated Statements of Stockholders' Equity for the twenty-six
            weeks ended May 4, 1996 (Unaudited)                                                           5

            Consolidated Statements of Cash Flows for the twenty-six weeks
            ended May 4, 1996 and May 5, 1995 (Unaudited)                                                 6

         Notes to Consolidated Financial Statements (Unaudited)                                           7-8

         ITEM II.

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                        9-12

PART II.  OTHER INFORMATION                                                                               13

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        May 4,         November 4,
                                                                         1996             1995
                                                                      (Unaudited)        (Note)
                                                                      -----------      -----------
                                                                            (In Thousands)
ASSETS
Current assets:
   Cash                                                                 $    353        $    444
   Due from factor, net                                                   21,279          35,810
   Inventory                                                              28,891          27,516
   Prepaid expenses and other current assets                               4,013           2,159
                                                                        --------        --------
Total current assets                                                      54,536          65,929

Fixed assets, net of accumulated depreciation
   of $1,222 and $914, respectively                                        4,419           3,864
Notes receivable from management stockholders                              2,655           2,660
Other assets                                                               1,384           1,071
                                                                        --------        --------

Total assets                                                            $ 62,994        $ 73,524
                                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $ 16,082        $ 21,639
   Accrued expenses and other current liabilities                            461             788
                                                                        --------        --------
Total current liabilities                                                 16,543          22,427

Other long-term liabilities                                                  726             628
                                                                        --------        --------
Total liabilities                                                         17,269          23,055

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $1 par value, authorized
     1,000,000 shares, none issued and
     outstanding                                                            --              --

   Common stock, $.01 par value, authorized 20,000,000 shares,
     8,049,287 and 8,046,824 shares issued, respectively,
     and 7,633,287 and 8,026,824 shares outstanding, respectively             80              80

   Capital in excess of par                                               23,844          23,820

   Retained earnings                                                      25,879          26,895
   Treasury stock, at cost, 416,000 shares and
     20,000 shares, respectively                                          (4,078)           (326)
                                                                        --------        --------
Total stockholders' equity                                                45,725          50,469
                                                                        --------        --------

Total liabilities and stockholders' equity                              $ 62,994        $ 73,524
                                                                        ========        ========

Note: The balance sheet at November 4, 1995 has been derived from the audited financial statements as of that date.

See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Thirteen weeks ended          Twenty-six weeks ended
                                                        --------------------          ----------------------
                                                       May 4,          May 5,          May 4,          May 5,
                                                        1996           1995             1996            1995
                                                      --------        --------        --------        --------
                                                                 (In Thousands, Except Per Share Amounts)
Net sales                                             $ 57,439        $ 59,594        $ 99,846        $ 94,158

Cost of goods sold                                      47,389          43,182          79,986          68,115
                                                      --------        --------        --------        --------

Gross profit                                            10,050          16,412          19,860          26,043

Selling, general and administrative expenses            10,753           9,770          20,678          17,171
                                                      --------        --------        --------        --------

Income (loss) from operations                             (703)          6,642            (818)          8,872

Other expense (income):
   Interest expense                                        594             152             997             209
   Interest income                                         (40)            (45)            (79)           (134)
                                                      --------        --------        --------        --------

Income (loss) before provision for income taxes         (1,257)          6,535          (1,736)          8,797

Provision (benefit) for income taxes                      (521)          2,618            (720)          3,545
                                                      --------        --------        --------        --------

Net income (loss)                                     $   (736)       $  3,917        $ (1,016)       $  5,252
                                                      ========        ========        ========        ========

PER SHARE DATA:

Net income (loss)                                     $  (0.09)       $   0.49        $  (0.13)       $   0.65
                                                      ========        ========        ========        ========

Weighted average number of common shares and
     common stock equivalents outstanding                7,792           8,060           7,898           8,050
                                                      ========        ========        ========        ========






See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE TWENTY-SIX WEEKS ENDED MAY 4, 1996
                                   (UNAUDITED)

                                                                      Capital
                                             Common Stock            in Excess       Retained        Treasury
                                         Shares         Amount         of Par        Earnings         Stock           Total
                                        --------       --------       --------       --------        --------        --------
                                                                           (In Thousands)
Balance at November 4, 1995                8,047       $     80       $ 23,820       $ 26,895        $   (326)       $ 50,469

Net loss for the twenty-six weeks
   ended May 4, 1996                        --             --             --           (1,016)           --            (1,016)

Treasury stock acquired, 396,000
   shares, at cost                          --             --             --             --            (3,752)         (3,752)

Sale of 2,463 shares of common
   stock through the Employee
   Stock Purchase Plan                         2           --               24           --              --                24
                                        --------       --------       --------       --------        --------        --------

Balance at May 4, 1996                     8,049       $     80       $ 23,844       $ 25,879        $ (4,078)       $ 45,725
                                        ========       ========       ========       ========        ========        ========











See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           TWENTY-SIX WEEKS ENDED
                                                           ----------------------
                                                            MAY 4,          MAY 5,
                                                             1996            1995
                                                           --------        --------
                                                                (In Thousands)
Net income (loss)                                          $ (1,016)       $  5,252

Adjustments to reconcile net income (loss) to net
   cash provided by (used for)
   operating activities:
   Depreciation and amortization of fixed assets                308             243
   Amortization of intangibles                                   17              17

Changes in operating assets and liabilities:
   Due from factor, net                                      14,531          (2,872)
   Inventory                                                 (1,375)         (9,207)
   Prepaid expenses and other current assets                 (1,854)         (2,224)
   Other assets                                                (330)           (211)
   Accounts payable                                          (5,557)          9,476
   Accrued expenses and other current liabilities              (327)            (42)
   Other long-term liabilities                                   98              92
                                                           --------        --------
Net cash provided by operating activities                     4,495             524
                                                           --------        --------

INVESTING ACTIVITIES
Notes receivable from management stockholders                     5            --
Purchase of fixed assets                                       (863)           (587)
                                                           --------        --------
Net cash used for investing activities                         (858)           (587)
                                                           --------        --------
FINANCING ACTIVITIES
Proceeds from issuance of common stock                           24              31
Purchase of treasury stock                                   (3,752)           --
                                                           --------        --------
Net cash (used for) provided by financing activities         (3,728)             31
                                                           --------        --------
Decrease in cash                                                (91)            (32)
Cash at beginning of period                                     444             227
                                                           --------        --------
Cash at end of period                                      $    353        $    195
                                                           ========        ========
SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                       $    313        $  3,435
   Interest paid                                           $  1,008        $    209







See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Norton McNaughton, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation of the Company's financial position at May 4, 1996 and the results of operations and cash flows for the twenty-six weeks ended May 4, 1996 and May 5, 1995 have been included. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the twenty-six weeks ended May 4, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending November 2, 1996.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material balances and transactions have been eliminated in consolidation.

The Company has adopted a 52-53 week accounting period. The Company's fiscal year ends on October 31, if such date falls on a Saturday, or the first Saturday following October 31.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       INVENTORY

Inventory is stated at the lower of cost (first-in, first-out basis) or market.

Inventories consist of the following:

                                                          May 4,             November 4,
                                                           1996                 1995
                                                         -------               -------
                                                                (In Thousands)
         Raw materials                                   $10,599               $ 7,462
         Work in process                                   5,432                10,368
         Finished goods                                   12,860                 9,686
                                                         -------               -------
                                                         $28,891               $27,516
                                                         =======               =======

3.      EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares of common stock and the dilutive effect of the weighted average number of common stock equivalents of the Company. Common stock equivalents are shares issuable upon the exercise of stock options under the treasury stock method.

4.      STOCKHOLDERS' EQUITY

The Company's Board of Directors has authorized a stock repurchase program, which would enable the Company to repurchase up to $7.5 million of the Company's Common Stock. The Company expects that shares may be purchased from time to time in the open market and in block transactions. The Company purchased 46,000 shares and 350,000 shares of its stock in the open market during the first and second quarter of fiscal 1996, respectively, at a respective aggregate cost of $540,500 and $3,211,325. Through the end of the second quarter of fiscal 1996, the Company had purchased 416,000 shares at an aggregate cost of $4,078,075.

5.       SHAREHOLDER RIGHTS PLAN

On January 19, 1996, the Company's Board of Directors adopted a Shareholder Rights Plan in which shareholders of record on February 8, 1996 received a dividend distribution of one common share purchase right for each outstanding share of the Company's Common Stock held. Each right entitles the holder to purchase from the Company Common Stock at an initial exercise price of $32.00.

The rights are not exercisable or transferable apart from the Common Stock until the earlier to occur of (i) ten days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of the outstanding Common Stock of the Company, or (ii) ten business days following the commencement of, or announcement of, an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding Common Stock.

The rights are redeemable by the Company's Board of Directors at a price of $0.01 per right at any time prior to the acquisition by a person or group of beneficial ownership of 20% or more of the Company's Common Stock.

If a person or group acquires 20% or more of the Company's outstanding Common Stock, each right will entitle the holder to purchase, at the right's exercise price, a number of shares of the Company's Common Stock having a market value at that time of twice the right's exercise price. If the Company is acquired in a merger or other business combination transaction, each right will entitle its holder to purchase, at the right's exercise price, a number of the acquiring company's common shares having a market value at that time of twice the right's exercise price.

6.       CREDIT FACILITIES

In May 1996, the Company amended its Factoring Agreement to provide for an increase in its letter of credit facility to $20 million, and an increase in its additional advance facility, enabling the Company to borrow up to $10 million in addition to 90% of the net balance of eligible accounts receivable. Previously, the Company had a letter of credit facility of $10 million and an additional advance facility of $2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

As previously reported, in May 1996 the Company closed its Kate McNaughton suit division due to its inability to achieve a level of profitability within the Company's profitability targets. The Company has monitored, and will continue to closely review the success, in terms of sales, profitability and customer acceptance, of existing and new product lines. In furtherance of this activity, the Company reorganized its Danielle Paige division in the second quarter of fiscal 1996 to enhance its profitability.

The Company contracts for the manufacture of all of its products. As a result, the Company has modest amounts of property and equipment, as well as modest annual depreciation expense and capital expenditures. In addition, the Company generally ships its products in accordance with normal apparel industry shipping cycles. The timing of shipping cycles or the delivery of finished goods may result in shipments to customers occurring before or after a particular fiscal quarter end, thereby affecting both fiscal quarter to quarter comparisons and quarter to quarter results during a fiscal year.

As a result of the Company's focus on improving gross profit margin, the Company intends to minimize the production of merchandise that it does not anticipate can be sold at acceptable profit levels. Accordingly, the Company anticipates that revenue levels in the second half of fiscal 1996 may decrease from these in the corresponding period of fiscal 1995.

As is the norm in the apparel industry, the Company grants its customers sales allowances which affect the Company's gross margin. The level of sales allowances granted varies from quarter to quarter and year to year. Due to the difficult retail environment in the United States, in particular for women's apparel, the Company expects that it will grant a higher level of sales allowances to customers in fiscal 1996 as compared to fiscal 1995.

This Management's Discussion and Analysis contains forward-looking information about the Company's anticipated operating results for fiscal 1996. The Company's ability to achieve its projected results is dependent on many factors which are outside of management's control. Some of the most significant factors would be a further increase in price pressures and other competitive factors and a softening of retailer or consumer acceptance of the Company's products, any of which could result in a decrease in anticipated revenues and gross profit margins, the unanticipated loss of a major customer, the unanticipated loss of a major contractor or supplier, unforeseen complications resulting from the Company's implementation of major upgrades to its management information systems, and weather conditions which could impact retail traffic. Accordingly, there can be no assurance that the Company will achieve its anticipated operating results for fiscal 1996.

Results of Operations

The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the periods indicated, selected operating data as a percentage of net sales:

                                            Thirteen Weeks Ended         Twenty-six Weeks Ended
                                            May 4,         May 5,         May 4,         May 5,
                                            1996           1995           1996           1995
                                           ------         ------         ------         ------
Net sales                                   100.0%         100.0%         100.0%         100.0%
Cost of goods sold                           82.5           72.5           80.1           72.3
                                           ------         ------         ------         ------
Gross profit                                 17.5           27.5           19.9           27.7
Selling, general and
   administrative expenses                   18.7           16.4           20.7           18.2
                                           ------         ------         ------         ------
Income (loss) from operations                (1.2)          11.1           (0.8)           9.5
Interest expense                              1.1            0.2            1.0            0.2
Interest income                              (0.1)          (0.1)          (0.1)          (0.1)
                                           ------         ------         ------         ------
Income (loss) before provision for
   income taxes                              (2.2)          11.0           (1.7)           9.4
Provision (benefit) for income taxes         (0.9)           4.4           (0.7)           3.8
                                           ------         ------         ------         ------
Net income (loss)                            (1.3)%          6.6%          (1.0)%        5.6 %
                                           ======         ======         ======         ======

Quarter Ended May 4, 1996 Compared to Quarter Ended May 5, 1995

Net sales decreased 3.6% to $57.4 million in the second quarter of fiscal 1996, from $59.6 million in the second quarter of fiscal 1995. The decrease of $2.2 million was primarily attributable to a decrease in net sales of $6.3 million or 13.7% in the Norton McNaughton product lines, and a decrease in net sales of $2.7 million in the Kate McNaughton suit division, which were offset in part by an increase in net sales of $6.7 million, in the aggregate, resulting from the first shipments of the Lauren Alexandra product line in June 1995, the Danielle Paige product line in August 1995 and the Norton Studio product line in January 1996. The decrease in net sales in the Norton McNaughton product lines resulted primarily from the grant to customers of a higher level of sales allowances in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995 due to retail weakness experienced with holiday season merchandise.

The gross profit margin was 17.5% for the second quarter of fiscal 1996, as compared to 27.5 % for the second quarter of fiscal 1995. The decrease was primarily attributable to the granting of increased sales allowances to customers of the Norton McNaughton product lines in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995, and the liquidation of the Kate McNaughton suit division's inventory at break-even or below cost in the second quarter of fiscal 1996, in accordance with the Company's previously announced plans to discontinue the operations of this division in May 1996.

Selling, general and administrative expenses ("SG&A" expenses) were $10.8 million in the second quarter of fiscal 1996, or 18.7% of net sales, as compared to $9.8 million in the second quarter of fiscal 1995, or 16.4%. The increase in dollar amount of $1.0 million was primarily attributable to an increase in personnel costs resulting from the hiring of additional production, design, selling and support staff necessitated by the introduction of the Danielle Paige product line in August 1995 and the Norton Studio product line in January 1996, an increase in personnel costs, professional fees and other various expenses related to the Company's implementation of new management information systems, and an increase in variable distribution and freight expenses resulting from an increase in the volume of products shipped in the second quarter of fiscal 1996. The increase in SG&A expenses as a percentage of net sales was primarily attributable to the aforementioned hiring of additional production, design, selling and support staff for the Danielle Paige and Norton Studio product lines, as well as the additional expenses associated with the implementation of the Company's new management information systems.

Operating income decreased from $6.6 million in the second quarter of fiscal 1995 to an operating loss of approximately $700,000 in the second quarter of fiscal 1996. The decrease in operating income resulted from the decrease in gross profit margin and the increase in SG&A expenses as a percentage of sales.

Interest expense increased to approximately $600,000 in the second quarter of fiscal 1996 from approximately $200,000 in the second quarter of fiscal 1995. The increase was caused by higher working capital requirements associated with the build-up in inventory to support the introduction of the Lauren Alexandra, Danielle Paige and Norton Studio product lines and the earlier placement of goods into production in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995.

Twenty-six Weeks Ended May 4, 1996 Compared to Twenty-six Weeks Ended May 5,
1995

Net sales increased 6.0% to $99.9 million in the first half of fiscal 1996, from $94.2 million in the first half of fiscal 1995. The increase of $5.7 million resulted primarily from the commencement of shipments of the Lauren Alexandra product line in June 1995, the Danielle Paige product line in August 1995 and the Norton Studio product line in January 1996 which contributed $3.6 million, $3.4 million and $3.4 million, respectively, to the increase in net sales. This increase was offset in part by decreases in net sales in the Norton McNaughton and Kate McNaughton product lines of $4.1 million and $2.6 million, respectively. The decrease in net sales in the Norton McNaughton product lines resulted primarily from the granting to customers of a higher level of sales allowances in the first half of fiscal 1996 as compared to the first half of fiscal 1995 due to retail weakness experienced with holiday season merchandise.

The gross profit margin was 19.9% for the first half of fiscal 1996, as compared to 27.7% for the first half of fiscal 1995. The decrease was primarily attributable to lower gross profit margins experienced in the Norton McNaughton and Kate McNaughton product lines in the first half of fiscal 1996 as compared to the first half of fiscal 1995. The decrease resulted from the sale of certain Norton McNaughton and Kate McNaughton inventory at break-even or below cost and the higher level of sales allowances granted in the first half of fiscal 1996 as compared to the first half of fiscal 1995.

SG&A expenses were $20.7 million in the first half of fiscal 1996, or 20.7% of net sales, as compared to $17.2 million in the first half of fiscal 1995, or 18.2% of net sales. The increase in dollar amount of $3.5 million included approximately $1.6 million in personnel costs resulting from the hiring of additional production, design, selling and support staff in the Norton McNaughton division, the introduction of the Danielle Paige product line in August 1995 and the Norton Studio product line in January 1996, an increase in personnel costs, professional fees and other various expenses related to the Company's implementation of new management information systems, and an increase in variable distribution and freight expenses resulting from an increase in the volume of products shipped in the first half of fiscal 1996. The increase in SG&A expenses as a percentage of net sales was primarily attributable to the aforementioned hiring of additional production, design, selling and support staff, the additional expenses associated with the implementation of the Company's new management information systems, and the increase in distribution and freight expenses as a result of the Company's expanding product lines.

Operating income decreased from $8.9 million in the first half of fiscal 1995 to an operating loss of approximately $800,000 in fiscal 1996. The decrease in operating income resulted from the decrease in gross profit margin and the increase in SG&A expenses as a percentage of sales.

Interest expense increased to $1.0 million in the first half of fiscal 1996 from approximately $200,000 in the first half of fiscal 1995. The increase was caused by higher working capital requirements associated with the build-up in inventory to support the introduction of the Lauren Alexandra, Danielle Paige and Norton Studio product lines and the earlier placement of goods into production in the first half of fiscal 1996 as compared to the first half of fiscal 1995.

Liquidity and Capital Resources

The Company's liquidity requirements arise from the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's borrowing requirements for working capital purposes are seasonal, with peak working capital needs generally arising during the second fiscal quarter and at the end of the third fiscal quarter extending through the fourth fiscal quarter. The Company had working capital of $38.0 million at May 4, 1996 as compared to $43.5 million at November 4, 1995. The decrease resulted primarily from the Company's expenditure of $3.8 million in connection with the open market purchases of its common stock under its stock repurchase program and the net loss for the first half of fiscal 1996.

The Company's Factoring Agreement provides for the sale of its trade accounts receivable, generally without recourse, up to a maximum established by the factor for each customer. The Company may borrow up to 90% of the net balance due on eligible accounts receivable, up to $10.0 million of additional advances and up to $20.0 million in letter of credit financing. From time to time, the Company may borrow additional amounts from the factor in excess of those set forth in the preceding sentence. No such additional amounts were outstanding at May 4, 1996. Interest on factor advances is payable monthly at 0.75% below the NationsBank of Georgia, N.A. prime rate (the "Nations Prime Rate") for amounts advanced which are less than the purchase price of eligible accounts receivable, and 1.25% above the Nations Prime Rate for amounts advanced in excess of the purchase price of eligible accounts receivable. At May 4, 1996, outstanding advances under the Factoring Agreement were approximately $28.5 million. There were no outstanding advances under the $10.0 million additional advance facility. Letters of credit outstanding amounted to approximately $16.7 million at May 4, 1996.

The Company anticipates that it will incur an additional $100,000 to $200,000 of capital expenditures in connection with the implementation of its new management information systems and approximately $200,000 to $300,000 for consulting fees in connection therewith, and approximately $400,000 to $500,000 for the upgrade of its management information warehousing systems and related consulting fees in the second half of fiscal 1996 and fiscal 1997. The Company expects to finance these capital expenditures from internally generated funds and advances under the Factoring Agreement.

The Company's Board of Directors has authorized a stock repurchase program, which enables the Company to repurchase up to $7.5 million of the Company's Common Stock. The Company expects that shares may be purchased from time to time in the open market and in block transactions. The Company purchased 46,000 shares and 350,000 shares of its stock in the open market during the first and second quarters of fiscal 1996, respectively, at a respective aggregate cost of $540,500 and $3,211,325. Through the end of the second quarter of fiscal 1996, the Company had purchased a total of 416,000 shares at an aggregate cost of $4,078,075.

Management believes that cash generated from operations and advances under its Factoring Agreement will provide sufficient cash resources to finance the Company's working capital and capital expenditure requirements for the current and next fiscal year.

The moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or profitability. Inflation is not expected to have a significant impact on the Company's business.

Seasonality

Historically, the Company has achieved its highest sales in the fourth quarter and, to a lesser extent, the second quarter of each fiscal year. This pattern results primarily from the timing of shipments for each season, although the timing of shipments can vary from quarter to quarter and season to season. Fall season merchandise is generally shipped between August and October and spring merchandise is generally shipped between February and April.

PART II.  OTHER INFORMATION

Item 4.   Submission of matters to vote of security holders.

          The Company's annual meeting of stockholders was held on April 1, 1996. The following directors were elected:

                                                                        WITHHOLDING
              NAME                             FOR                       AUTHORITY
              ----                             ---                       ---------

         Sanford Greenberg                  6,858,042                      8,614

         Norton Sperling                    6,858,042                      8,614

         Amanda J. Bokman                   6,858,042                      8,614

         David M. Blumberg                  6,858,042                      8,614

         Bradley P. Cost                    6,858,042                      8,614

         Robert Mann                        6,858,042                      8,614

         Stephen F. Powers                  6,858,042                      8,614

         Jerald S. Politzer                 6,858,042                      8,614

         The amendment to the Norton McNaughton, Inc. 1994 Stock Option Plan (the "Option Plan") to limit the number of shares of Common Stock subject to options granted to any person under the Option Plan in any two year period to 250,000 was approved with 6,810,877 shares voting in favor, 20,814 against and 22,865 shares abstaining.

         The appointment of Ernst and Young LLP as independent auditors for the fiscal year ended November 2, 1996 was ratified with 6,862,554 shares voting in favor, 3,502 shares against and 600 abstaining.

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibit 10.1      6.00% Promissory Note of Railroad Enterprises, Inc.
                           dated May 1, 1996 payable to Norton McNaughton of
                           Squire, Inc. in the principal amount of $300,000.

         Exhibit 10.2      Amended Norton McNaughton, Inc. 1994 Stock Option
                           Plan.

         Exhibit 10.3 Amendment dated May 31, 1996 to the Amended and Restated Factoring Agreement between Norton McNaughton of Squire, Inc. and NationsBanc Commercial Corporation.

         Exhibit 27        Financial Data Schedule (For SEC use only).

         Exhibit 99        Press release dated June 17, 1996.

b) There were no Current Reports on Form 8-K filed during the thirteen weeks ended May 4, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NORTON MCNAUGHTON, INC.
                                        (Registrant)
Date:  June 17, 1996                By /s/ Sanford Greenberg
                                      ----------------------
                                    SANFORD GREENBERG
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive and
                                    Operating Officer)


Date:  June 17, 1996                By /s/ Amanda J. Bokman
                                      ---------------------
                                    AMANDA J. BOKMAN
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX


Exhibit No.                                       Description


 10.1 6.00% Promissory Note of Railroad Enterprises, Inc.-dated 5/1/96-payable to Nortonm McNaughton of Squire, Inc. in the principal amount of $300,000.


 10.2                                   Amended Norton McNaughton, Inc. 1994
                                        Stock Option Plan.

 10.3 Amendment-Dated 5/31/96-to the Amended and Restated Factoring Agreement between Norton McNaughton of
                                        Squire,Inc. and NationsBanc Commercial
                                        Corporation.

 27                                     Financial Data Schedule


 99                                     Press Release Dated June 17, 1996