Form 10-Q
period 1996-08-03
NORTON MCNAUGHTON INC
filed 1996-09-17
CIK 917692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 3, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from___________________to___________________

Commission File Number: 0-23440

                             Norton McNaughton, Inc.
             (Exact name of registrant as specified in its charter)


                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   13-3747173
                      (I.R.S. Employer Identification No.)

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

Common Stock, $.01 Par Value, 7,636,718 shares as of September 12, 1996.

                               INDEX TO FORM 10-Q

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES

                                                                        PAGE NO.

PART I.           FINANCIAL STATEMENTS

  ITEM I.

  Financial Statements:

     Consolidated Balance Sheets at August 3, 1996 (Unaudited)
     and November 4, 1995                                                      3

     Consolidated Statements of Operations for the thirteen weeks ended
     August 3, 1996 and August 4, 1995 (Unaudited) and the
     thirty-nine weeks ended August 3, 1996 and August 4, 1995 (Unaudited)     4

     Consolidated Statements of Stockholders' Equity for the thirty-nine
     weeks ended August 3, 1996 (Unaudited)                                    5

     Consolidated Statements of Cash Flows for the thirty-nine weeks
     ended August 3, 1996 and August 4, 1995 (Unaudited)                       6

  Notes to Consolidated Financial Statements (Unaudited)                     7-8

  ITEM II.

  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                 9-12


PART II.  OTHER INFORMATION                                                   13

PART I - FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                        August 3,        November 4,
                                                                                          1996             1995
                                                                                      (Unaudited)         (Note)
                                                                                    ----------------   --------------
                                                                                                 (In Thousands)
ASSETS
Current assets:
     Cash                                                                               $      337         $      444
     Due from factor, net                                                                    8,749             35,810
     Inventory                                                                              35,017             27,516
     Prepaid expenses and other current assets                                               6,290              2,159
                                                                                        ----------         ----------
Total current assets                                                                        50,393             65,929

Fixed assets, net of accumulated depreciation
     of $1,395 and $914, respectively                                                        4,555              3,864
Notes receivable from management stockholders                                                2,655              2,660
Other assets                                                                                 1,432              1,071
                                                                                        ----------         ----------

Total assets                                                                            $   59,035         $   73,524
                                                                                        ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                   $   11,386         $   21,639
     Accrued expenses and other current liabilities                                            540                788
                                                                                        ----------         ----------
Total current liabilities                                                                   11,926             22,427

Other long-term liabilities                                                                    780                628
                                                                                        ----------         ----------
Total liabilities                                                                           12,706             23,055

Commitments and contingencies
Stockholders' equity:
     Preferred stock, $1 par value, authorized
          1,000,000 shares, none issued and
          outstanding                                                                         --                 --

     Common stock, $.01 par value, authorized 20,000,000 shares, 8,052,718 and
          8,046,824 shares issued, respectively, and 7,636,718 and
          8,026,824 shares outstanding, respectively                                            80                 80

     Capital in excess of par                                                               23,865             23,820

     Retained earnings                                                                      26,462             26,895

     Treasury stock, at cost, 416,000 shares and
          20,000 shares, respectively                                                       (4,078)              (326)
                                                                                        ----------         ----------
Total stockholders' equity                                                                  46,329             50,469
                                                                                        ----------         ----------

Total liabilities and stockholders' equity                                              $   59,035         $   73,524
                                                                                        ==========         ==========


Note: The balance sheet at November 4, 1995 has been derived from the audited financial statements as of that date.

See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                 Thirteen weeks ended                  Thirty-nine weeks ended
                                                                 --------------------                  -----------------------
                                                             August 3,           August 4,           August 3,           August 4,
                                                               1996                1995                1996                1995
                                                             ---------           ---------           ---------           ---------
                                                                             (In Thousands, Except Per Share Amounts)


Net sales                                                    $  48,261           $  50,848           $ 148,107           $ 145,006

Cost of goods sold                                              37,051              37,304             117,037             105,419
                                                             ---------           ---------           ---------           ---------

Gross profit                                                    11,210              13,544              31,070              39,587

Selling, general and administrative expenses                     9,684               9,440              30,362              26,611
                                                             ---------           ---------           ---------           ---------

Income from operations                                           1,526               4,104                 708              12,976

Other expense (income):
   Interest expense                                                592                 440               1,589                 649

   Interest income                                                 (42)                (44)               (121)               (178)
                                                             ---------           ---------           ---------           ---------

Income (loss) before provision (benefit) for income
  taxes                                                            976               3,708                (760)             12,505


Provision (benefit) for income taxes                               393               1,489                (327)              5,034
                                                             ---------           ---------           ---------           ---------

Net income (loss)                                            $     583           $   2,219           $    (433)          $   7,471
                                                             =========           =========           =========           =========

PER SHARE DATA:

Net income (loss)                                            $    0.08           $    0.28           $   (0.06)          $    0.93
                                                             =========           =========           =========           =========

Weighted average number of common shares and
     common stock equivalents outstanding                        7,654               8,028               7,856               8,043
                                                             =========           =========           =========           =========














See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE THIRTY-NINE WEEKS ENDED AUGUST 3, 1996
                                   (UNAUDITED)




                                               Common Stock             Capital
                                         -----------------------       in Excess     Retained         Treasury
                                            Shares      Amount          of Par       Earnings           Stock          Total
                                         ----------     --------       --------       --------        --------        --------
                                                                          (In Thousands)
Balance at November 4, 1995                 8,047       $     80       $ 23,820       $ 26,895        $   (326)       $ 50,469

Net loss for the thirty-nine weeks
   ended August 3, 1996                      --             --             --             (433)           --              (433)

Treasury stock acquired, 396,000
   shares, at cost                           --             --             --             --            (3,752)         (3,752)

Sale of 5,894 shares of common
   stock through the Employee
   Stock Purchase Plan                          6           --               45           --              --                45
                                         --------       --------       --------       --------        --------        --------

Balance at August 3, 1996                   8,053       $     80       $ 23,865       $ 26,462        $ (4,078)       $ 46,329
                                         ========       ========       ========       ========        ========        ========














See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    THIRTY-NINE WEEKS ENDED
                                                                                    -----------------------
                                                                                    AUGUST 3,      AUGUST 4,
                                                                                      1996           1995
                                                                                    --------       --------
                                                                                         (In Thousands)
Net income (loss)                                                                   $   (433)       $  7,471

Adjustments to reconcile net income (loss) to net cash provided by (used for)
     operating activities:
     Depreciation and amortization of fixed assets                                       481             291
     Amortization of intangibles                                                          26              26

Changes in operating assets and liabilities:
     Due from factor, net                                                             27,061          16,006
     Inventory                                                                        (7,501)        (24,193)
     Prepaid expenses and other current assets                                        (4,131)         (4,449)
     Other assets                                                                       (387)           (210)
     Accounts payable                                                                (10,253)          7,519
     Accrued expenses and other current liabilities                                     (248)         (1,224)
     Other long-term liabilities                                                         152             139
                                                                                    --------        --------

Net cash provided by operating activities                                              4,767           1,376
                                                                                    --------        --------

INVESTING ACTIVITIES
Notes receivable from management stockholders                                              5              91
Purchase of fixed assets                                                              (1,172)         (1,213)
                                                                                    --------        --------
Net cash used for investing activities                                                (1,167)         (1,122)
                                                                                    --------        --------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                    45              57
Purchase of treasury stock                                                            (3,752)           (326)
                                                                                    --------        --------
Net cash used for financing activities                                                (3,707)           (269)
                                                                                    --------        --------

Decrease in cash                                                                        (107)            (15)
Cash at beginning of period                                                              444             227
                                                                                    --------        --------
Cash at end of period                                                               $    337        $    212
                                                                                    ========        ========

SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                                                $    313        $  6,824
   Interest paid                                                                    $  1,598        $    649








See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Norton McNaughton, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation of the Company's financial position at August 3, 1996 and the results of operations and cash flows for the thirty-nine weeks ended August 3, 1996 and August 4, 1995 have been included. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirty-nine weeks ended August 3, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending November 2, 1996.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material balances and transactions have been eliminated in consolidation.

The Company has adopted a 52-53 week accounting period. The Company's fiscal year ends on October 31, if such date falls on a Saturday, or the first Saturday following October 31.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles for interim reporting requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       INVENTORY

Inventory is stated at the lower of cost (first-in, first-out basis) or market.

Inventories consist of the following:


                                      August 3,     November 4,
                                        1996          1995
                                       -------       -------
                                          (In Thousands)
                 Raw materials         $ 6,364       $ 7,462
                 Work in process         8,079        10,368
                 Finished goods         20,574         9,686
                                       -------       -------
                                       $35,017       $27,516
                                       =======       =======

3.       EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares of common stock and the dilutive effect of the weighted average number of common stock equivalents of the Company. Common stock equivalents are shares issuable upon the exercise of stock options under the treasury stock method. Options were excluded from the net loss per share calculation for the nine months ended August 3, 1996 as the effects were anti-dilutive.

4.       STOCKHOLDERS' EQUITY

The Company's Board of Directors has authorized a stock repurchase program, which enables the Company to repurchase up to $7.5 million of the Company's Common Stock. The Company expects that shares may be purchased from time to time in the open market and in block transactions. The Company purchased 46,000 shares and 350,000 shares of its stock in the open market during the first and second quarter of fiscal 1996, respectively, at a respective aggregate cost of $540,500 and $3,211,325. Through the end of the third quarter of fiscal 1996, the Company had purchased 416,000 shares at an aggregate cost of $4,078,075.

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

As a result of the Company's continued focus on improving gross profit margin, the Company intends to minimize the production of merchandise that it does not anticipate can be sold at acceptable profit levels. Accordingly, the Company anticipates that revenue levels in the fourth quarter of fiscal 1996 may decrease from those in the corresponding period of fiscal 1995. In addition, the Company anticipates that revenue levels in fiscal 1997 may decrease from those of fiscal 1996.

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

In furtherance of the Company's ongoing effort to control costs the Company has taken certain cost savings measures. The Company implemented a restructuring at the end of the third quarter of fiscal 1996, which resulted in a significant reduction of its workforce. In addition, the Company has made the determination to phaze out its in-store specialist program. The benefits of these measures will be seen in fiscal 1997.

This Management's Discussion and Analysis contains forward-looking information about the Company's anticipated operating results for fiscal 1996 and fiscal 1997. The Company's ability to achieve its projected results is dependent on many factors which are outside of management's control. Some of the most significant factors would be a further increase in price pressures and other competitive factors and a softening of retailer or consumer acceptance of the Company's products, any of which could result in a decrease in anticipated revenues and gross profit margins, the unanticipated loss of a major customer, the unanticipated loss of a major contractor or supplier, unforeseen complications resulting from the Company's implementation of major upgrades to its management information systems, and weather conditions which could impact retail traffic. Accordingly, there can be no assurance that the Company will achieve its anticipated operating results for fiscal 1996 and fiscal 1997.

Results of Operations

The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the periods indicated, selected operating data as a percentage of net sales:

                                                                     Thirteen Weeks Ended       Thirty-nine Weeks Ended
                                                                   -----------------------      ------------------------
                                                                   August 3,      August 4,     August 3,      August 4,
                                                                     1996           1995          1996           1995
                                                                    ------         ------        ------         ------
                 Net sales                                           100.0%         100.0%        100.0%         100.0%
                 Cost of goods sold                                   76.8           73.4          79.0           72.7
                                                                    ------         ------        ------         ------
                 Gross profit                                         23.2           26.6          21.0           27.3
                 Selling, general and
                    administrative expenses                           20.1           18.6          20.5           18.4
                                                                    ------         ------        ------         ------
                 Income from operations                                3.1            8.0           0.5            8.9
                 Interest expense                                      1.2            0.8           1.1            0.4
                 Interest income                                      (0.1)          (0.1)         (0.1)          (0.1)
                                                                    ------         ------        ------         ------
                 Income (loss) before provision (benefit) for
                    income taxes                                       2.0            7.3          (0.5)           8.6
                 Provision (benefit) for income taxes                  0.8            2.9          (0.2)           3.5
                                                                    ------         ------        ------         ------
                 Net income (loss)                                     1.2%           4.4%         (0.3)%          5.1%
                                                                    ======         ======        ======         ======


Quarter Ended August 3, 1996 Compared to Quarter Ended August 4, 1995

Net sales decreased 5.1% to $48.3 million in the third quarter of fiscal 1996, from $50.9 million in the third quarter of fiscal 1995. The decrease of $2.6 million was primarily attributable to a decrease in net sales of $8.0 million or 19.5% in the Norton McNaughton product lines, and a decrease in net sales of $2.3 million resulting from the discontinuation of the Kate McNaughton suit division in May 1996. These decreases were offset in part by an increase in net sales of $2.9 million in the Norton Studio product line, which commenced operations in January 1996, an increase in net sales of $1.9 million, or 65%, in the Modiano product line, and an increase in net sales of $1.5 million, or 62%, in the Pant-her product line. The decrease in net sales in the Norton McNaughton product lines from the third quarter of fiscal 1995 to the third quarter of fiscal 1996 was due in part to the shipment of certain fall merchandise in the third quarter of fiscal 1995, whereas such merchandise will be shipped in the fourth quarter of fiscal 1996. The decrease in net sales in Norton McNaughton is also attributable to retailers reallocating purchases from Norton McNaughton to Norton Studio.

The gross profit margin was 23.2% for the third quarter of fiscal 1996, as compared to 26.6% for the third quarter of fiscal 1995. The decrease resulted from the closeout of certain Norton McNaughton inventory at break-even or below cost in the third quarter of fiscal 1996. Although the gross profit margin decreased in the third quarter of fiscal 1996 from the third quarter of fiscal 1995, gross profit margin increased to 23.2% in the third quarter of fiscal 1996 from 17.5% in the second quarter of fiscal 1996.

Selling, general and administrative expenses ("SG&A" expenses) were $9.7 million in the third quarter of fiscal 1996, or 20.1% of net sales, as compared to $9.4 million in the third quarter of fiscal 1995, or 18.6% of net sales. The increase in SG&A expenses as a percentage of net sales resulted primarily from the spreading of the fixed component of these expenses over lower net sales in the third quarter of fiscal 1996.

Operating income decreased from $4.1 million in the third quarter of fiscal 1995 to $1.5 million in the third quarter of fiscal 1996. The decease in operating income resulted primarily from the decrease in gross profit margin and the increase in SG&A expenses as a percentage of net sales.

Thirty-nine Weeks Ended August 3, 1996 Compared to Thirty-nine Weeks Ended August 4, 1995

Net sales increased 2.1% to $148.1 million in the first nine months of fiscal 1996, from $145.0 million in the first nine months of fiscal 1995. The increase of $3.1 million was primarily attributable to an increase in net sales of $8.5 million, in the aggregate, resulting from the first shipments of the Lauren Alexandra product line in June 1995 and the Danielle Paige product line in August 1995, an increase in net sales of $6.2 million resulting from the commencement of shipments of the Norton Studio product line, an increase in net sales of $3.2 million, or 32.5%, in the Modiano product line, and an increase in net sales of $2.2 million, or 26.7%, in the Pant-her product line. These increases were offset by a decrease in net sales of $12.1 million in the Norton McNaughton product lines and a decrease in net sales of $4.9 million resulting from the discontinuation of the Kate McNaughton suit division in May 1996. The decrease in net sales in the Norton McNaughton product lines resulted primarily from the grant to customers of a higher level of sales allowances in the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1995 due to competitive pressures and retail weakness experienced with holiday season merchandise, the shipment of certain fall merchandise in the third quarter of fiscal 1995, whereas such merchandise will be shipped in the fourth quarter of fiscal 1996, and the reallocation by retailers of purchases from Norton McNaughton to Norton Studio for the nine months ended August 4, 1996.

The gross profit margin was 21.0% in the first nine months of fiscal 1996, as compared to 27.3% for the first nine months of fiscal 1995. The decrease was primarily attributable to lower gross profit margins experienced in the Norton McNaughton and Kate McNaughton product lines in the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1995. The decrease resulted from the sale of certain Norton McNaughton and Kate McNaughton inventory at break-even or below cost and the higher level of sales allowances granted in the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1995.

SG&A expenses were $30.4 million in the first nine months of fiscal 1996, or 20.5% of net sales, as compared to $26.6 million in the first nine months of fiscal 1995, or 18.4% of net sales. The increase in dollar amount of $3.8 million included approximately $1.5 million in personnel costs resulting from the hiring of additional production, design, selling and support staff in the Norton McNaughton division, the introduction of the Danielle Paige product line in August 1995 and the Norton Studio product line in January 1996, an increase in personnel costs, professional and consulting fees, and other expenses related to the implementation of new management information systems, and an increase in variable distribution and freight expenses resulting from an increase in the volume of products shipped in the first nine months of fiscal 1996. The increase in SG&A expenses as a percentage of net sales was primarily attributable to the aforementioned hiring of additional production, design, selling and support staff, the additional expenses associated with the implementation of the Company's new management information systems, and the increase in distribution and freight expenses as a result of the Company's expanding product lines.

Operating income decreased from $13.0 million in the first nine months of fiscal 1995 to approximately $700,000 in the first nine months of fiscal 1996. The decrease in operating income resulted primarily from the decrease in gross profit margin and the increase in SG&A expenses as a percentage of net sales.

Interest expense increased to $1.6 million in the first nine months of fiscal 1996 from approximately $650,000 in the first nine months of fiscal 1995. The increase was caused by higher working capital requirements associated with the build-up in inventory to support the introduction of the Lauren Alexandra, Danielle Paige and Norton Studio product lines, the earlier placement of goods into production in fiscal 1996 as compared to fiscal 1995, and the purchase of treasury stock under the Company's stock repurchase program.

Liquidity and Capital Resources

The Company's liquidity requirements arise from the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's borrowing requirements for working capital purposes are seasonal, with peak working capital needs generally arising during the second fiscal quarter and at the end of the third fiscal quarter extending through the fourth fiscal quarter. The Company had working capital of $38.5 million at August 3, 1996 as compared to $43.5 million at November 4, 1995. The decrease resulted primarily from the upgrade of the Company's management information systems, related consulting fees and the Company's expenditure in connection with the open market purchases of its common stock under its stock repurchase program.

The Company's Factoring Agreement provides for the sale of its trade accounts receivable, generally without recourse, up to a maximum established by the factor for each customer. The Company may borrow up to 90% of the net balance due on eligible accounts receivable, up to $10.0 million of additional advances and up to $20.0 million in letter of credit financing. From time to time, the Company may borrow additional amounts from the factor in excess of those set forth in the preceding sentence. No such additional amounts were outstanding at August 3, 1996. Interest on factor advances is payable monthly at 0.75% below the NationsBank of Georgia, N.A. prime rate (the "Nations Prime Rate") for amounts advanced which are less than the purchase price of eligible accounts receivable, and 1.25% above the Nations Prime Rate for amounts advanced in excess of the purchase price of eligible accounts receivable. At August 3, 1996, outstanding advances under the Factoring Agreement were approximately $29.6 million. There were outstanding advances under the $10.0 million additional advance facility of approximately $6.1 million at August 3, 1996. Letters of credit outstanding amounted to approximately $13.2 million at August 3, 1996.

The Company anticipates that it will incur an additional $100,000 to $200,000 of capital expenditures in connection with the implementation of its new management information systems and approximately $100,000 for consulting fees in connection therewith, and approximately $400,000 to $500,000 for the upgrade of its management information warehousing systems and related consulting fees, all in the fourth quarter of fiscal 1996 and in fiscal 1997. The Company expects to finance these capital expenditures from internally generated funds and advances under the Factoring Agreement.

The Company's Board of Directors has authorized a stock repurchase program, which enables the Company to repurchase up to $7.5 million of the Company's Common Stock. The Company expects that shares may be purchased from time to time in the open market and in block transactions. The Company purchased 46,000 shares and 350,000 shares of its stock in the open market during the first and second quarters of fiscal 1996, respectively, at a respective aggregate cost of $540,500 and $3,211,325. Through the end of the third quarter of fiscal 1996, the Company had purchased a total of 416,000 shares at an aggregate cost of $4,078,075.

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

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibit 27        Financial Data Schedule (For SEC use only)

b) There were no Current Reports on Form 8-K filed during the thirteen weeks ended August 3, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NORTON MCNAUGHTON, INC.
                                         (Registrant)

Date: September 17, 1996            By /s/Sanford Greenberg
                                       ---------------------
                                    SANFORD GREENBERG
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive and
                                    Operating Officer)


Date: September 17, 1996            By /s/Amanda J. Bokman
                                       --------------------
                                    AMANDA J. BOKMAN
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX


EXHIBIT NO.                                     DESCRIPTION

    27                                 FINANCIAL DATA SCHEDULE