Form 10-K405
period 1996-11-02
NORTON MCNAUGHTON INC
filed 1997-01-31
CIK 917692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED NOVEMBER 2, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ____ TO ____

COMMISSION FILE NUMBER 0-23440


                             NORTON MCNAUGHTON, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   13-3747173
               --------                                   ----------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

           463 SEVENTH AVENUE
              NEW YORK, NY                                   10018
        --------------------------                       -------------
   (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (212) 947-2960

        Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of January 24, 1997, was approximately $37,951,000.

As of January 24, 1997, there were 7,640,120 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Registrant's definitive proxy statement for the annual meeting of stockholders to be held March 31, 1997, which will be filed with the Commission subsequent to the date hereof pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

         Norton McNaughton, Inc. and Subsidiaries (the "Company") designs, contracts for the manufacture of and markets a broad line of brand name, moderately priced women's career and casual clothing. The Company's product lines of related separates consist of collections of color and style coordinated jackets, skirts, pants, shorts, blouses and knit products. Founded in 1981, the Company markets its products under its nationally known labels, including Norton McNaughton(R), Norton McNaughton(R) Petite, Maggie McNaughton(R), Maggie McNaughton(R) Petite, Modiano(R), Pant-her(R), Danielle Paige(TM), D.P.S.(TM) and Norton Studio(TM), as well as Lauren Alexandra(R), which is a registered trademark owned by Federated Department Stores, Inc.

         The Company's products are marketed primarily as collections of related separates of jackets, skirts, pants, shorts, blouses and knit products, which, while sold as separates, are coordinated as to styles, colors and fabrics and are designed to be merchandised and worn together. The products are fabricated from natural and synthetic fibers and blends and are manufactured in misses, petite and large sizes. New collections of coordinated separates are introduced in six principal selling seasons-spring, summer, transition, fall, winter and holiday/resort. The introduction of different collections in each season is staggered to ensure that consumers are introduced on a monthly basis to fresh full-priced merchandise. The Company's clothing collections are moderately priced and are designed primarily for career women's needs. The Company's products generally retail for $20 to $100, averaging approximately $30 to $60.

         The following table sets forth information concerning the Company's product lines:

                LABEL                       PRINCIPAL DISTRIBUTION CHANNELS               RETAIL PRICE RANGE
                -----                       -------------------------------               ------------------

         Norton McNaughton                         Department stores                            $25-100
         Norton McNaughton Petite
         Maggie McNaughton
         Maggie McNaughton Petite

         Pant-her                       The May Department Stores Company                       $25-90

         Lauren Alexandra                  Federated Department Stores, Inc.                    $25-90

         Modiano                                      Retail chains                             $25-75

         Danielle Paige/D.P.S.             Department stores, chains and mass                   $20-40
                                                       merchants

         Norton Studio                             Department stores                            $25-80




Norton McNaughton

         The Norton McNaughton product lines feature color and style coordinated jackets, skirts, pants, shorts, blouses and sweaters. The product lines are sold in misses, petite and large sizes under the Norton McNaughton, Norton McNaughton Petite, Maggie McNaughton and Maggie McNaughton Petite labels to department stores. The target customer for these product lines are working women aged 25 to 55 with annual income of $20,000 to $50,000.

Pant-her

         The Pant-her product line was introduced in July 1993 and is sold exclusively to The May Department Stores Company ("May Company"). This product line features a full line of traditional related separates in misses, petite and large sizes. The Pant-her product line is designed for women ranging from 40 to 70 plus years old.

         The Company has an agreement with May Company which requires the Company to sell Pant-her products exclusively to May Company stores and requires May Company to purchase not less than $7 million of Pant-her products during the 12-month period ending June 30, 1997 and each succeeding 12-month period thereafter. The agreement is terminable by either party on 180 days notice and grants to May Company an option to acquire the Pant-her name only in the event that the Company terminates the agreement for reasons other than a breach by May Company. The Company does not have any long-term commitments or contracts with any of its customers other than May Company.

Lauren Alexandra

         The Lauren Alexandra product line was introduced in June 1995, and is sold exclusively to Federated Department Stores, Inc. ("Federated"). This product line offers moderately priced career sportswear collections in misses and large sizes for women ages 25 to 60 years old.

Modiano

         The Modiano product line was introduced in January 1994 as a full line of related separates targeted to national and regional retail chains. It has similar silhouettes to the Norton McNaughton line but is sold at slightly lower price points in retail chains such as Sears, Roebuck and Co.

Danielle Paige/D.P.S.

         The Danielle Paige and D.P.S. product lines were introduced in August 1995, and offer a line of moderately priced weekend wear. The lines consist of casual separates including jumpers, sport dresses, pants, shirts, skirts, shorts, jackets and leggings. The lines are designed for the same target customer as the Norton McNaughton product line and are sold to department stores, chains and mass merchants.

Norton Studio

         The Norton Studio product line was introduced in January 1996, and consists of moderately priced women's career and casual knitwear collections. The line is designed for the same target customer as the Norton McNaughton product line and is sold in department stores. This product line is being expanded to include a large size division in the Spring of 1997 which will also be sold in department stores.

CUSTOMERS

         The Company's products are sold nationwide in an estimated 5,000 individual stores operated by over 130 department store chains, mass merchants and specialty retailers. The following table sets forth approximate percentages of the Company's net sales to its three largest customers in fiscal 1996, fiscal 1995 and fiscal 1994:

                                         Fiscal          Fiscal          Fiscal
                                          1996            1995            1994
                                          ----            ----            ----
 Name
 ----

 May Company (1)                           34%             36%              38%
 Federated (2)                             20              19               16
 J.C. Penney                               12               7                9
                                          ----            ----            ----
    Total                                  66 %             62%             63%
                                          ----            ----            ----

---------------
(1) Included in May Company are Hechts, Foley's, Robinsons-May, Kaufmann's, Filene's, Famous Barr and Meier & Frank.

(2) Included in Federated are A&S, Rich's, Burdines, Lazarus, Bon Marche, Jordan Marsh, Stern's and Macy's.

MARKETING AND SALES

         The Company's sales force is located in the Company's New York City showroom. In addition, senior management, principally Sanford Greenberg (Chief Executive Officer), Norton Sperling (President) and Howard Greenberg (Vice President-Sales), are actively involved in the Company's marketing and selling efforts. The Company emphasizes the development of long-term customer relationships by consulting with its customers concerning the style and coordination of clothing purchased by the store, optimal delivery schedules, floor presentation, pricing and other merchandising considerations. Frequent communication between the Company's senior management and other sales personnel and their counterparts at various levels in the buying organizations of the Company's customers is an important element of the Company's marketing and sales efforts. These contacts allow the Company to monitor retail sales volume and to adjust product mix and pricing in an attempt to maximize sales at acceptable profit margins for both the Company and its customers. The Company's marketing efforts attempt to build upon the success of prior selling seasons to encourage existing retail customers to devote greater selling space to the Company's product lines, to penetrate different buying groups at large customers, and to obtain additional retail store customers. New merchandising efforts include more fashionable product offerings and wider product assortments merchandised in tighter fashion groups that should reach the consumer on retail selling floors in a more easily comprehended manner. As a result of these efforts, departments should look fresher and more variety will be offered to the consumer, which the Company believes will help it achieve stronger sell-throughs with improved gross margin levels.

DESIGN

         The Company's design philosophy is to reproduce popular designer fashions at moderate prices. The Company's design team is responsible for the creation, development and coordination of product lines which interpret and mirror existing fashion trends in better women's apparel. The design team also seeks to enhance consumer appeal by combining functional fabrics in creative looks and color schemes to encourage the coordination of outfits, resulting in the purchase of more than one garment. Through its design and marketing staff, the Company actively monitors the sales of its products to assess changes in consumer preferences, fashion trends and the marketplace at large.

         The Company maintains an in-house art department for its print design process. Rather than buying all of its printed fabrics from suppliers' open lines of fabrics, the Company's design staff starts with "art work" which the Company purchases from over 25 art studios worldwide. Working with the art departments at mills, converters and other fabric suppliers, the Company's art department redesigns the "art work" by altering colors, backgrounds, graphics, shapes and other items to make it suitable for printed fabrics which it believes will fit the fashion tastes of the Company's target retail consumers.

         The design process begins with the development of fashion concepts, color schemes and fabric selections for the related separates within a product line approximately six to twelve months before final designs are produced. Once color schemes, fabric selections and other concepts are developed, designs are finalized, fabric swatches and silhouettes are selected, and finally, samples are produced. Approximately three to nine months prior to a product line's release, previews are held in the Company's design headquarters and its New York City showroom with the Company's major customers to exchange ideas and to review colors, patterns, fabrics, styling and price points. These previews, and the flexibility in production scheduling resulting from the Company's domestic sourcing of a large portion of its fabrics and manufacturing (see "Manufacturing and Distribution" below), allow the Company to redesign and refocus the components of its collections before significant fabric and production commitments are made.

MANUFACTURING AND DISTRIBUTION

         The Company contracts for the manufacture of all of its products. The Company believes that contract manufacturing allows it to maximize production flexibility while avoiding significant capital expenditures and the fixed cost of managing a large production work force. The Company also believes that domestic contract manufacturing gives it production flexibility by allowing the Company to defer its commitment to produce substantial quantities until receipt of initial orders and to adjust production to more closely match buying trends, thereby minimizing excess inventory. During fiscal 1996 and fiscal 1995, approximately 57% and 71%, respectively, of the Company's products were manufactured in the United States, substantially all of which were manufactured in the New York City metropolitan area. The Company believes that foreign contract manufacturing allows it to take advantage of lower manufacturing costs for products which require more labor to produce and to avail itself of a skilled labor force which is better equipped and trained to produce certain products, particularly knitwear. As the Company's product lines diversify or as fashion trends dictate, the Company anticipates that it will produce more of its products overseas. The Company attributes the increase in overseas production of its products during the past few fiscal years to more competitive pricing, a highly skilled labor force and higher quality standards. The Company anticipates that approximately 50% to 60% of its products will be manufactured outside the United States in fiscal 1997.

         The cycle time from fabric purchase commitment to finished goods receipt is generally two to four months for domestically sourced fabrics and manufacturing, and four to ten months for foreign sourced fabrics and manufacturing. Once fabric purchase commitments have been made, the Company's domestically sourced manufacturing allows production commitments to be made three to eight weeks in advance of the proposed shipment date to customers. In contrast, the Company's foreign manufacturing requires the Company to order production in advance of the proposed shipment date by four to ten months.

         The domestic manufacturing process begins with the receipt in the Company's warehouse of fabrics from mills, converters and other fabric suppliers. Over the next one to four weeks, fabrics are cut to the Company's design specifications by the Company's contract cutter. The cut goods are shipped to the various outside contractors for sewing. The sewing process generally takes one to four weeks and finished goods are then returned to the Company's distribution contractor at its warehouse. Over the next one to six weeks shipments are made to the Company's customers in quantities, at locations, and in packaging as specified by these customers.

         The Company's sources of fabric and trim supply are established. The Company has experienced little difficulty in obtaining raw materials and believes that the current and potential sources of fabric and trim supply are sufficient to meet its needs for the foreseeable future.

         In fiscal 1996, the Company engaged the services of approximately 60 sewing and knitting contractors in the United States and nine overseas master contractors in the Dominican Republic, Central America, the Far East, the Middle East and Europe. Most of the Company's domestic contractors perform manufacturing exclusively for the Company. However, the Company does not have any long-term supply agreements with any of its sewing or knitting contractors. No single sewing or knitting contractor accounted for more than 10% of the Company's domestic manufacturing in fiscal 1996.

         The Company has long-term agreements with its domestic cutting contractor (Cutting Edge Services, Inc., formerly Toni-Linda Productions, Inc.) and its finished goods distribution contractor (Railroad Enterprises, Inc.) who perform their functions in the contractors' leased cutting and warehouse facilities. Generally, these agreements require the Company to utilize the services of the contractors exclusively unless a contractor experiences volume limitations which prevent it from performing services for the Company. The agreements also require the contractors to provide their services exclusively to the Company. The agreements have initial terms ending on June 30, 2000 (distribution) and June 30, 2001 (cutting), respectively, and may be terminated by the Company upon notice and lapse of cure periods in the event that the contractors are not performing their services under the agreements.

In addition, after 2000 and 2001, respectively, the Company may terminate either of the agreements on June 30 of any year in the event that it elects to perform "in-house" the services provided by the applicable contractor. In such event, the Company would be obligated to pay the terminated contractor a fee equal to $0.15 for each garment cut or $0.10 for each garment distributed, as applicable, during the year preceding the date on which the Company terminated the agreement, but not less than $1,500,000, in the case of the cutting contractor, or $750,000, in the case of the distribution contractor. In addition, the Company would be required to assume certain obligations of the terminated contractor arising under real estate leases (including the leased warehouse facilities) and equipment purchase contracts, in either case for property utilized in rendering services to the Company. The Company cannot determine the amount of these obligations. The Company has no present intention of bringing the cutting or distribution functions "in-house" or otherwise terminating the long-term agreements. The loss of the services of either of these two contractors would have a materially adverse effect on the Company's business until alternative supply arrangements could be secured. The Company believes that it could replace either or both of the contractors within a six-month period. In addition to its agreements with these two contractors, the Company subleases its fabric warehouse (see "Properties") from its cutting contractor and guarantees the contractor's obligations under its prime lease in an amount up to approximately $250,000 in the aggregate. The Company guarantees its distribution contractor's obligations under its lease in an amount up to $500,000 in the aggregate. From time to time, in the ordinary course of business, the Company makes interest bearing loans to its distribution contractor to facilitate the expansion and improvement of the contractor's distribution facilities for the benefit of the Company. All such loans have been paid and are being paid in accordance with their terms.

         The Company's foreign contractors are located in the Dominican Republic, Central America, the Far East, the Middle East and Europe. These contractors may in turn subcontract work to other sewing contractors. The Company believes that contract manufacturing in the Dominican Republic will account for the majority of the Company's foreign sourced manufacturing in fiscal 1997 and permits the Company to take advantage of "807" customs regulations which, in general, provide that articles assembled abroad from United States components may be exempt from United States duties on the value of these components. In addition, the Dominican Republic has a large and skilled labor pool which permits the Company to produce products which require higher labor intensification at competitive prices. Foreign sourcing of products requires a significant lead time between order and receipt as compared to domestic production, ranging from four to eight months in the case of Dominican Republic and Central American sourced manufacturing and six to ten months in the case of Far Eastern, Middle Eastern and European sourced manufacturing.

         The Company's quality control personnel monitor the manufacturing processes at the Company's contractors in order to ensure that they meet the Company's quality standards. Substantially all of the Company's fabrics for domestic production are inspected upon receipt in the Company's warehouse. In addition, the Company's quality control program includes on-site inspections of work-in-process and finished goods during the production process and inspection of finished goods upon receipt. To date, the Company has experienced a return rate of less than one percent for poor quality garments.

         The Company has expanded its Electronic Data Interchange (EDI) program to include the majority of its major customers and allow the Company to comply with customers' specific requirements. This technology allows the electronic exchange of purchase orders, invoices, and advanced shipping notices. In addition, the Company is bar coding all merchandise to allow customers to track sales at store registers, monitor inventory levels and provide timely feedback.

         The Company has implemented significant changes to its management information systems which enable the Company to integrate purchasing, shipping, production and financial processes that were previously performed in stand-alone applications. The new system is also able to process a greater volume of transactions, provide improved financial and non-financial reporting and facilitate various business processes. The Company will continue to improve and upgrade its management information systems in fiscal 1997.

RETAIL OUTLET STORES

         The Company operates 12 retail outlet stores under the name Norty's in which it sells end-of-stock, out-of-season and other miscellaneous merchandise. The Company utilizes these retail outlets to minimize sales to off-price retailers and as a means to liquidate excess inventory. The Company's retail stores are strategically located to avoid competition with the Company's major customers. The size of these stores ranges from 1,950 to 2,750 square feet with annual minimum rental payments ranging from approximately $28,000 to $39,000.

TRADEMARKS

         The Company has registered the trademarks Norton McNaughton, Maggie McNaughton, Modiano and Pant-her in the United States and has filed for the U.S. registration of the trademarks Danielle Paige, D.P.S. and Norton Studio. The trademark Lauren Alexandra is owned by Federated. The Company has registered the trademark Pant-her in Canada, and has filed for the registration of the Norton McNaughton and Maggie McNaughton trademarks in Canada. The Company has also registered the trademark Norton McNaughton in Mexico and Chile and has filed for registration in the European Economic Community. The Company has also registered the trademark Maggie McNaughton in the United Kingdom. The Company regards its trademarks as valuable assets and believes that they have value in the marketing of its products.

BACKLOG

         At November 2, 1996, the Company had a total of approximately $63.0 million of unfilled, confirmed and unconfirmed customer orders compared to approximately $67.1 million at November 4, 1995. These orders are generally scheduled for delivery within one to two months after confirmation. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the manufacturing and shipping of the products which, in many instances, depends on customers' demands. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. There can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders.

COMPETITION

         There is intense competition in the women's apparel industry. The Company competes with numerous other manufacturers and distributors, many of which are larger and have substantially greater resources than the Company. The Company believes that it competes favorably on the basis of the style, quality and value of its products, the production flexibility which it enjoys as a result of the domestic sourcing of a large portion of its fabric and manufacturing, and the long-term customer relationships which it has developed.

EMPLOYEES

         The Company presently has approximately 283 full-time employees, including approximately eight in executive or managerial positions, approximately 219 in production, design, marketing and sales positions and approximately 56 in administrative and accounting positions. None of the Company's employees are subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

         The Company currently conducts its business (other than retail outlet stores) from the following leased facilities:

                                                           Lease                    Approximate       Approximate
                                                           Expiration               Number of         Annual Rental
Facility                   Location                        Date                     Square Feet       Expenses(1)
--------                   --------                        ----                     -----------       -----------

Executive,                 463 Seventh Avenue              July 31, 2008            60,000            $665,000
production                 5th, 9th and 10th Floors
and design offices         New York, NY

Showroom                   1407 Broadway                   January 31, 2004         11,600            $400,000
                           26th Floor
                           New York, NY

Showroom(2)                1400 Broadway                   January 31, 1998          4,000            $135,000
                           12th Floor
                           New York, NY

Fabric                     3349 Whelan Road                December 31, 2003        50,000            $200,000
warehouse(3)               East Rutherford, NJ

---------------
(1)      Before escalations for taxes, CPI and other adjustments.

(2)      The Company sublets the entire space on a month-to-month basis.

(3) This warehouse space is leased from the Company's cutting contractor. See "Business-Manufacturing and Distribution."

         The Company believes that its existing facilities are well-maintained, in good operating condition and will be adequate for its operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material effect on the Company's financial position, results of operations and cash flow.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the NASDAQ Stock Market ("NASDAQ") under the symbol NRTY. The table below sets forth the high and low sales prices as reported by NASDAQ.

                                    Fiscal 1996                                      Fiscal 1995
                          -----------------------------                   -------------------------------

                          High                    Low                     High                     Low
                          ----                    ---                     ----                     ---

1st quarter               $19.75                  $5.75                   $18.25                   $12.50
2nd quarter               $11.50                  $7.00                   $19.75                   $15.00
3rd quarter               $12.50                  $6.00                   $18.25                   $14.00
4th quarter               $ 8.94                  $6.00                   $23.25                   $17.75


         The closing sales price of the Company's Common Stock on January 24, 1997 was $7.00 per share.

         The Company has never paid cash or other dividends on its Common Stock. The payment of dividends is within the discretion of the Company's Board of Directors; however, in view of potential working capital needs and in order to finance future growth, it is unlikely that the Company will pay any cash dividends on its Common Stock in the foreseeable future.

         On January 24, 1997, there were approximately 75 record holders of the Company's Common Stock and, the Company estimates, approximately 800 beneficial holders of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.


                                                          Fiscal Year Ended (1)
                       --------------------------------------------------------------------------------------
                         November 2,      November 4,     November 4,             November 5,     November 6,
                            1996             1995              1994                  1993             1992
                            ----             ----              ----                  ----             ----

                                              (In Thousands, Except Per Share Amounts)

INCOME STATEMENT DATA:

Net sales                   $220,823        $227,530         $168,621                $133,329        $117,778

Income from
operations                     4,781          17,813           17,487                   7,418           6,967

Net income                     1,524           9,703            8,821    (2)            2,692           2,637

Net income per
common
share (3)                      $0.20           $1.20            $1.22    (2)            $0.43           $0.42
                               =====           =====            =====                   =====           =====

Weighted average
shares and share
equivalents
outstanding                    7,781           8,056            7,084                   5,086           5,086
                               =====           =====            =====                   =====           =====


BALANCE SHEET DATA:

Working
capital                     $ 40,057        $ 43,502        $  34,586               $   6,651       $  11,466

Total assets                  61,109          73,524           55,331                  35,226          28,413

Long-term debt,
excluding current
portion
                                   -               -                -                  14,280          19,775

Class B Preferred
Stock - redeemable
                                   -               -                -                   4,000           4,000
Stockholders'
equity
(deficiency)                  48,286          50,469           40,300                  (5,352)         (9,864)


(Footnotes on following page)

(1) The Company operates on a 52 or 53-week fiscal year. During fiscal year 1995, the Company made the determination that its fiscal year would end on October 31, if such date fell on a Saturday, or the first Saturday following October 31. In fiscal years 1994 and prior, the Company's fiscal year ended on October 31, if such date fell on a Friday, or the first Friday following October 31. Closing its fiscal year on a Saturday enables the Company to report the results of its operations in a manner that is more consistent with both retail/apparel industry practice and the close of its actual business cycle. Data for the fiscal years ended November 2, 1996, November 4, 1995, November 4, 1994, November 5, 1993, and November 6, 1992 include the results of operations for 52, 52, 52, 52, and 53 weeks, respectively.

(2) Reflects net income after extraordinary item of $401,000, or $0.06 per share. As a result of the repayment of long-term indebtedness in March 1994, the Company wrote off the remaining unamortized balance of deferred financing costs of $704,000. This write-off was reflected as an extraordinary item, net of tax of $303,000, in the consolidated statement of income for the fiscal year ended November 4, 1994.

(3) Reflects net income available to holders of Common Stock after payment of dividends on Class B Preferred Stock-redeemable of $168,000, $480,000 and $480,000 in fiscal 1994, 1993, and 1992, respectively.
         This stock was redeemed by the Company in March 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company continually investigates the synergies and complementary aspects of additional product lines directed at its target customer. In furtherance of this activity, the Company launched several new product lines in fiscal 1995 and 1996. The Lauren Alexandra private-label collection for Federated Department Stores, Inc. which commenced shipments in June 1995, contributed to both net sales and operating income in fiscal 1995. The Company also introduced the Danielle Paige and Norton Studio product lines in the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996, respectively. These two new product lines, which offer the Company's target moderate customer casual apparel, were fully rolled out in Spring 1996. The Company has monitored, and will continue to closely review, the success, in terms of sales, profitability and customer acceptance, of its product lines. In the event that one or more of its product lines does not meet the Company's expectations, the Company will discontinue their production. As previously reported, in May 1996 the Company closed its Kate McNaughton suit division due to its inability to achieve a level of profitability within the Company's profitability targets.

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

         As a result of the Company's continued focus on improving gross profit margin, the Company intends to minimize the production of merchandise that it does not anticipate can be sold at acceptable profit levels. Accordingly, the Company anticipates that revenue levels in fiscal 1997 may decrease from those in fiscal 1996.

         As is the norm in the apparel industry, the Company grants its customers sales allowances which affect the Company's gross margin. The level of sales allowances granted varies from quarter to quarter and year to year. Due to the difficult retail environment in the United States, in particular for women's apparel, the Company granted a higher level of sales allowances to customers in fiscal 1996 as compared to fiscal 1995.

         In furtherance of the Company's ongoing effort to control costs, the Company implemented certain cost savings measures at the end of the third quarter of fiscal 1996, which resulted in a significant reduction of its workforce. In addition, the Company eliminated its in-store specialist program as of the end of fiscal 1996. The benefits of these measures will be fully realized in fiscal 1997.

         This Management's Discussion and Analysis contains forward-looking information about the Company's anticipated operating results for fiscal 1997. The Company's ability to achieve its projected results is dependent on many factors which are outside of management's control. Some of the most significant factors would be a further increase in price pressures and other competitive factors and a softening of retailer or consumer acceptance of the Company's products, any of which could result in a decrease in anticipated revenues and gross profit margins, the unanticipated loss of a major customer, the unanticipated loss of a major contractor or supplier, unforeseen complications resulting from the Company's implementation of upgrades to its management information systems, and weather conditions which could impact retail traffic. Accordingly, there can be no assurance that the Company will achieve its anticipated operating results for fiscal 1997 and beyond.

Results of Operations

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere herein. The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, selected operating data as a percentage of net sales.

                                                                                        Fiscal Year
                                                                            -------------------------------------

                                                                               1996          1995           1994
                                                                               ----          -----          ----
Net sales                                                                    100.0%         100.0%          100.0%
Cost of goods sold                                                            79.7           75.5            72.5
                                                                              ----           ----            ----
Gross profit                                                                  20.3           24.5            27.5
Selling, general and administrative expenses                                  18.1           16.7            17.2
                                                                              ----           ----            ----
Income from operations                                                         2.2            7.8            10.3
Interest expense and amortization of deferred
     financing costs                                                           1.1            0.6             0.8
Other income, net                                                             (0.1)          (0.1)           (0.1)
                                                                              ----           ----            ----
Income before provision for income taxes and extraordinary item                1.2            7.3             9.6
Provision for income taxes                                                     0.5            3.0             4.2
Extraordinary item, net of tax                                                   -              -             0.2
                                                                              ----           ----            ----
Net income                                                                     0.7 %          4.3%            5.2%
                                                                              ====           ====            ====


Fiscal 1996 Compared to Fiscal 1995

         Net sales decreased by $6.7 million, or 2.9%, to $220.8 million in fiscal 1996 from $227.5 million in fiscal 1995. This decrease in net sales resulted primarily from a decrease in net sales of $19.5 million in the Norton McNaughton product lines and a decrease in net sales of $8.2 million resulting from the discontinuation of the Kate McNaughton suit division in May 1996. The decrease in net sales in the Norton McNaughton product lines resulted primarily from (i) the reallocation by retailers of purchases from Norton McNaughton to Norton Studio in fiscal 1996, (ii) a planned decrease in sales volume as the Company began to minimize the production of merchandise which it did not anticipate could be sold at a profit and (iii) the grant to customers of higher sales allowances in fiscal 1996 as compared to fiscal 1995 due to competitive pressures. These decreases were offset by an increase in net sales of $10.8 million resulting from the commencement of shipments of the Norton Studio product line in January 1996, an increase in net sales of $8.1 million, in the aggregate, resulting from shipments of the Lauren Alexandra and Danielle Paige product lines, which commenced shipments in June 1995 and August 1995, respectively, and an increase in net sales of $2.6 million, or 19.3%, in the Pant-her product line.

         The gross profit margin was 20.3% in fiscal 1996 as compared to 24.5% in fiscal 1995. The decrease was primarily attributable to lower gross margins experienced in the Norton McNaughton product line in fiscal 1996 as compared to fiscal 1995 due to the sale of certain inventory at break-even or below cost, a higher level of sales allowances granted to customers in all divisions in fiscal 1996 as compared to fiscal 1995, and the liquidation of the Kate McNaughton inventory in conjunction with the discontinuation of that product line in the second quarter of fiscal 1996.

         Selling, general and administrative expenses ("SG&A" expenses) were $40.0 million in fiscal 1996, or 18.1% of net sales, as compared to $37.9 million in fiscal 1995, or 16.7% of net sales. The increase in dollar amount of $2.1 million was primarily attributable to an increase in personnel costs resulting from the hiring of additional production, design, and selling staff necessitated by the introduction of the Danielle Paige product line in August 1995 and the Norton Studio product line in January 1996, and an increase in personnel costs, professional fees and other various expenses related to the Company's implementation of new management information systems. The increase in SG&A expenses as a percentage of net sales resulted from the spreading of the increased SG&A dollars over lower net sales in fiscal 1996.

         Operating income decreased to $4.8 million in fiscal 1996 from $17.8 million in fiscal 1995. The decrease in operating income resulted from the decrease in gross profit and the increase in SG&A expenses in fiscal 1996 as compared to fiscal 1995.

         Interest expense increased to $2.3 million in fiscal 1996 from $1.4 million in fiscal 1995. The increase was caused by higher working capital requirements associated with the build-up of inventory to support the introduction of the Lauren Alexandra, Danielle Paige and Norton Studio product lines, the earlier placement of goods into production in fiscal 1996 as compared to fiscal 1995 and the purchase of treasury stock under the Company's previously announced stock repurchase program.

Fiscal 1995 Compared to Fiscal 1994

         Net sales increased by 34.9% from $168.6 million in fiscal 1994 to $227.5 million in fiscal 1995. This increase resulted primarily from an increase in net sales of $33.3 million, or 22.9%, in the Norton McNaughton product lines, the commencement of shipments of the Kate McNaughton and Lauren Alexandra product lines, which contributed $11.2 million and $4.0 million, respectively, to the increase in net sales, and increases in net sales in the Modiano and Pant-her product lines, which contributed $8.3 million in the aggregate to the increase in net sales.

         The gross profit margin was 24.5% in fiscal 1995 as compared to 27.5% in fiscal 1994. The decrease was primarily attributable to lower gross profit margins experienced in the Norton McNaughton product lines in fiscal 1995 as compared to fiscal 1994, resulting from the sale of a significant portion of inventory at breakeven or below cost in the fourth quarter, and a higher level of sales allowances granted to customers. In addition, gross profit margins for fiscal 1995 were affected by an introductory pricing strategy for the Kate McNaughton product line.

         SG&A expenses were $37.9 million in fiscal 1995, or 16.7% of net sales, as compared to $28.9 million in fiscal 1994, or 17.2% of net sales. The increase in dollar amount included approximately $4.4 million in personnel costs resulting from the hiring of additional production, design, selling and support staff necessitated by the increase in net sales in the Norton McNaughton product lines, the introduction of the Kate McNaughton, Danielle Paige and Norton Studio product lines, and $3.5 million in variable distribution expenses resulting from an increase in the volume of products shipped in fiscal 1995. The decrease in SG&A expenses as a percentage of net sales resulted primarily from the spreading of the fixed component of such expenses over higher sales in fiscal 1995.

         Operating income increased to $17.8 million in fiscal 1995, or 7.8% of net sales, from $17.5 million in fiscal 1994, or 10.3% of net sales. The increase in operating income resulted from the increase in net sales and the reduction in SG&A expenses as a percentage of net sales. Operating income decreased as a percentage of net sales primarily as a result of the lower gross profit margins experienced in fiscal 1995 as compared to fiscal 1994.

         Interest expense increased to $1.4 million in fiscal 1995 from $1.3 million in fiscal 1994. The increase was caused by higher working capital requirements associated with the build-up of inventory to support the increase in net sales volume as well as the earlier placement of goods into production in fiscal 1995.

Liquidity and Capital Resources

         The Company's liquidity requirements arise from the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's primary sources of working capital are cash flow from operations and advances under the Company's factoring agreement for its trade accounts receivable (the "Factoring Agreement"). The Company's borrowing requirements for working capital purposes are seasonal, with peak working capital needs generally arising at the end of the third fiscal quarter and extending through the fourth fiscal quarter. The Company had working capital of $40.1 million at November 2, 1996 as compared to $43.5 million at November 4, 1995. The decrease resulted primarily from the purchase of the Company's Common Stock under its previously announced stock repurchase program and capital expenditures described below.

         The Company's Factoring Agreement provides for the sale of its trade accounts receivable, generally without recourse, up to a maximum established by the factor for each customer. The Company may borrow up to 90% of the net balance due on eligible accounts receivable, up to $10.0 million of additional advances and up to $20.0 million in letter of credit financing. From time to time, the Company borrows additional amounts from the factor in excess of those set forth in the preceding sentence. No such additional amounts were outstanding at November 2, 1996. Interest on factor advances is payable monthly at 0.75% below the NationsBank of Georgia, N.A. prime rate (the "Nations Prime Rate") for amounts advanced which are less than the purchase price of eligible accounts receivable, and 1.25% above the Nations Prime Rate for amounts advanced in excess of the purchase price of eligible accounts receivable. At November 2, 1996, outstanding advances under the Factoring Agreement were approximately $25.1 million. There were no outstanding advances under the $10.0 million additional advance facility. Letters of credit outstanding amounted to approximately $13.1 million at November 2, 1996.

         The Company incurred capital expenditures of approximately $1.3 million during fiscal 1996, in connection with software and hardware upgrades to its management information systems (see "Business - Manufacturing and Distribution"). The Company anticipates that it will incur an additional $800,000 to $900,000 of capital expenditures in connection with the upgrade of its management information systems in fiscal 1997. The Company expects to finance these capital expenditures from internally generated funds and advances under the Factoring Agreement.

         As previously announced, the Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $7.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. In fiscal 1996, the Company purchased 396,000 shares of its stock in the open market at an aggregate cost of $3,751,825. As of the first quarter of fiscal 1997, the Company has purchased a total of 416,000 shares at an aggregate cost of $4,078,075.

         Management believes that cash generated from operations and advances under its Factoring Agreement will provide sufficient cash resources to finance the Company's working capital and capital expenditure requirements through at least the next fiscal year.

         The moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or profitability. Inflation is not expected to have a significant impact on the Company's business.

Seasonality

         Historically, the Company has achieved its highest sales in the fourth quarter and, to a lesser extent, the second quarter of each fiscal year. This pattern results primarily from the timing of shipments for each season, although the timing of shipments can vary from quarter to quarter and season to season. Fall season merchandise is generally shipped between August and October, and spring season merchandise is generally shipped between February and April.

                                    PART III

ITEM 8.  FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

         Information called for by this Item 8 is included following the "Index to Consolidated Financial Statements, Financial Statement Schedule and Supplementary Data" appearing at the end of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information which is called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to its 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 1997 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

         Information called for by this Item 11 is incorporated by reference to the information set forth under the headings "Executive Compensation", "Compensation of Directors" and "Employment Agreements" in the Company's 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information called for by this Item 12 is incorporated by reference to the information set forth under the heading "Information Concerning Certain Stockholders" in the Company's 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Election of Directors" and "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)       The following documents are filed as part of this report:

          1. and 2. See "Index to Consolidated Financial Statements, Financial Statement Schedule and Supplementary Data" on page F-1.

          3. The Exhibits which are required to be filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index on page 17. Exhibits 10.3, 10.4, 10.6, 10.7, 10.8 and
                    10.8(a) are the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-K.

          (b) There were no Current Reports on Form 8-K filed during the thirteen weeks ended November 2, 1996.

                    Norton McNaughton, Inc. and Subsidiaries
                                  Exhibit Index

         Exhibit
           No.                              Description
           ---                              -----------

          3.1 Certificate of Incorporation of Norton McNaughton, Inc., as amended (incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

          3.2*             By-Laws of the Company.

          4.1*             Specimen form of Common Stock Certificate.

          4.2 Rights Agreement between Norton McNaughton, Inc. and American Stock Transfer and Trust Company dated as of January 19, 1996 (incorporated herein by reference to Exhibit 4.1 to Registrant's Current Report in Form 8-K filed January 26, 1996).

         10.1*****         1994 Stock Option Plan, as amended.

         10.1 (a) Amended Norton McNaughton, Inc. 1994 Stock Option Plan (incorporated herein by reference to Exhibit
                           10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 4,1996).

         10.2**            1994 Employee Stock Purchase Plan.

         10.3**** Amended and Restated Employment Agreement dated as of December 15, 1995 between Sanford Greenberg and Norton McNaughton of Squire, Inc.

         10.4**** Amended and Restated Employment Agreement dated as of December 15, 1995 between Norton Sperling and Norton McNaughton of Squire, Inc.

         10.5 Letter Agreement dated January 31, 1996 terminating Jay Greenberg's Employment Agreement with Norton McNaughton of Squire, Inc. dated as of November 5, 1993 (incorporated herein by reference to Exhibit
                           10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 3, 1996).

         10.5 (a) Consulting Agreement dated January 19, 1996 between Norton McNaughton of Squire, Inc. and Jay Greenberg (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 3, 1996).

         10.6* Amended and Restated Employment Agreement dated as of November 5, 1993 between Andrew Miller and Norton McNaughton of Squire, Inc.

         10.7* Amended and Restated Employment Agreement dated as of November 5, 1993 between Howard Greenberg and Norton McNaughton of Squire, Inc.

         10.8* Employment Agreement dated as of November 5, 1993 between Amanda J. Bokman and Norton McNaughton of Squire, Inc.

         10.8(a) Amendment dated April 1, 1995 to Employment Agreement as of November 5, 1993, between Amanda J. Bokman and Norton McNaughton of Squire, Inc. (incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

                    Norton McNaughton, Inc. and Subsidiaries
                                  Exhibit Index

         Exhibit
           No.                              Description
           ---                              -----------

         10.9 Amended and Restated Factoring Agreement dated March 1, 1994 between Norton McNaughton of Squire, Inc. and NationsBank Commercial Corporation (incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 6, 1994).

         10.9(a) Amendment dated as of December 30, 1994 to Amended and Restated Factoring Agreement dated March 1, 1994 between Norton McNaughton of Squire, Inc. and NationsBank Commercial Corporation (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 3, 1995).

         10.9(b) Amendment to the Amended and Restated Factoring Agreement between NationsBank Commercial Corporation and Norton McNaughton of Squire, Inc. dated September 15, 1995 (incorporated herein by reference to Exhibit
                           10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 4, 1995).

         10.9(c) Amendment dated May 31, 1996 to the Amended and Restated Factoring Agreement between Norton McNaughton of Squire, Inc., and NationsBank Commercial Corporation (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 4, 1996).

         10.10* Security Agreement dated May 21, 1990 between Norton McNaughton of Squire, Inc. and Citizens and Southern Commercial Corporation and The Citizens and Southern National Bank.

         10.11* Letter of Credit and Acceptance Financing Agreement dated May 21, 1990 between Norton McNaughton of Squire, Inc. and Citizens and Southern Commercial Corporation.

         10.12* Acceptance Agreement dated May 21, 1990 between Norton McNaughton of Squire, Inc. and The Citizens and Southern National Bank.

         10.13* Pledge Agreement dated as of January 14, 1994 made by Sanford Greenberg in favor of Norton McNaughton of Squire, Inc.

         10.14*** First Amendment to Pledge Agreement dated July 15, 1994, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Sanford Greenberg in favor of Norton McNaughton of Squire, Inc.

         10.14(a) Second Amendment to Pledge Agreement dated March 27, 1995, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Sanford Greenberg in favor of Norton McNaughton of Squire, Inc. (incorporated herein by reference to Exhibit
                           10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

         10.15* Pledge Agreement dated as of January 14, 1994 made by Norton Sperling in favor of Norton McNaughton of Squire, Inc.

                    Norton McNaughton, Inc. and Subsidiaries
                            Exhibit Index (continued)

         Exhibit
           No.                      Description
           ---                      -----------

         10.16***       First Amendment to Pledge Agreement dated July 15,
                           1994, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Norton Sperling in favor of Norton McNaughton of Squire, Inc.

         10.16(a) Second Amendment to Pledge Agreement dated March 27, 1995, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Norton Sperling in favor of Norton McNaughton of Squire, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

         10.17* Pledge Agreement dated as of January 14, 1994 made by Jay Greenberg in favor of Norton McNaughton of Squire, Inc.

         10.17(a)***       First Amendment to Pledge Agreement dated July 15,
                           1994, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Jay Greenberg in favor of Norton McNaughton of Squire, Inc.

         10.17(b) Second Amendment to Pledge Agreement dated March 27, 1995, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Jay Greenberg in favor of Norton McNaughton of Squire, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

         10.18* Pledge Agreement dated as of January 14, 1994 made by Andrew Miller in favor of Norton McNaughton of Squire, Inc.

         10.18(a)***       First Amendment to Pledge Agreement dated July 15,
                           1994, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Andrew Miller in favor of Norton McNaughton of Squire, Inc.

         10.18(b) Second Amendment to Pledge Agreement dated March 27, 1995, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Andrew Miller in favor of Norton McNaughton of Squire, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

         10.19* Pledge Agreement dated as of January 14, 1994 made by Howard Greenberg in favor of Norton McNaughton of Squire, Inc.

         10.19(a)***       First Amendment to Pledge Agreement dated July 15,
                           1994, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Howard Greenberg in favor of Norton McNaughton of Squire, Inc.

         10.19(b) Second Amendment to Pledge Agreement dated March 27, 1995, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Howard Greenberg in favor of Norton McNaughton of Squire, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

         10.20* Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Sanford Greenberg dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $920,000.

                    Norton McNaughton, Inc. and Subsidiaries
                            Exhibit Index (continued)

         Exhibit
           No.                      Description
           ---                      -----------

         10.20(a)***       Second Amended and Restated Non-Negotiable Limited
                           Recourse Promissory Note dated July 15, 1994, amending the Amended and Restated Non-Negotiable
                           Limited Recourse Promissory Note of Sanford Greenberg dated as of November 5, 1993 payable to Norton
                           McNaughton of Squire, Inc. in the principal amount of $920,000.

         10.20(b) Third Amended and Restated Non-Negotiable Limited Recourse Promissory Note dated March 27, 1995 amending the Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Sanford Greenberg dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $920,000 (incorporated herein by reference to Exhibit
                           10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

         10.21* Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Norton Sperling dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $920,000.

         10.21(a)***       Second Amended and Restated Non-Negotiable Limited
                           Recourse Promissory Note dated July 15, 1994, amending the Amended and Restated Non-Negotiable
                           Limited Recourse Promissory Note of Norton Sperling dated as of November 5, 1993 payable to Norton
                           McNaughton of Squire, Inc. in the principal amount of $920,000.

         10.21(b) Third Amended and Restated Non-Negotiable Limited Recourse Promissory Note dated March 27, 1995 amending the Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Norton Sperling dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $920,000 (incorporated herein by reference to Exhibit
                           10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

         10.22* Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Jay Greenberg dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $920,000.

         10.22(a)***       Second Amended and Restated Non-Negotiable Limited
                           Recourse Promissory Note dated July 15, 1994, amending the Amended and Restated Non-Negotiable
                           Limited Recourse Promissory Note of Jay Greenberg dated as of November 5, 1993 payable to Norton
                           McNaughton of Squire, Inc. in the principal amount of $920,000.

         10.22(b) Third Amended and Restated Non-Negotiable Limited Recourse Promissory Note dated March 27, 1995 amending the Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Jay Greenberg dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $920,000 (incorporated herein by reference to Exhibit
                           10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

         10.23* Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Andrew Miller dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $120,000.

         10.23(a)***       Second Amended and Restated Non-Negotiable Limited
                           Recourse Promissory Note dated July 15, 1994, amending the Amended and Restated Non-Negotiable
                           Limited Recourse Promissory Note of Andrew Miller dated as of November 5, 1993 payable to Norton
                           McNaughton of Squire, Inc. in the principal amount of $120,000.

                    Norton McNaughton, Inc. and Subsidiaries
                            Exhibit Index (continued)

         Exhibit
           No.                      Description
           ---                      -----------

         10.23(b) Third Amended and Restated Non-Negotiable Limited Recourse Promissory Note dated March 27, 1995 amending the Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Andrew Miller dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $120,000 (incorporated herein by reference to Exhibit
                           10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

         10.24* Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Howard Greenberg dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $120,000.

         10.24(a)***       Second Amended and Restated Non-Negotiable Limited
                           Recourse Promissory Note dated July 15, 1994, amending the Amended and Restated Non-Negotiable
                           Limited Recourse Promissory Note of Howard Greenberg dated as of November 5, 1993 payable to Norton
                           McNaughton of Squire, Inc. in the principal amount of $120,000.

         10.24(b) Third Amended and Restated Non-Negotiable Limited Recourse Promissory Note dated March 27, 1995 amending the Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Howard Greenberg dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $120,000 (incorporated herein by reference to Exhibit
                           10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

         10.25* Form of Indemnification Agreement with Directors and Executive Officers.

         10.26* Agreement dated March 17, 1993 between Norton McNaughton of Squire, Inc. and Toni-Linda Productions, Inc., as amended December 15, 1993.

         10.26(a)****      Amendment dated November 7, 1995 to Agreement dated
                           March 17, 1993 between Norton McNaughton of Squire,
                           Inc. and Toni-Linda Productions, Inc., now known as Cutting Edge Services, Inc.

         10.27* Sublease Agreement dated January 17, 1994 between Norton McNaughton of Squire, Inc. and Toni-Linda Productions, Inc.

         10.27(a)****      Amendment dated November 7, 1995 to Sublease
                           Agreement dated January 17, 1994 between Norton
                           McNaughton of Squire, Inc. and Toni-Linda
                           Productions, Inc., now known as Cutting Edge
                           Services, Inc.

         10.28* Limited Guaranty dated December 30, 1993 made by Norton McNaughton of Squire, Inc. in favor of Braun Management Inc.

         10.28(a)****      Amendment dated November 7, 1995 to Limited Guaranty
                           dated December 30, 1993 made by Norton McNaughton of
                           Squire, Inc. in favor of Braun Management Inc.

         10.29* Agreement dated January 7, 1993 between Norton McNaughton of Squire, Inc. and Railroad Enterprises, Inc.

         10.30*            5.48% Promissory Note of Railroad Enterprises, Inc.
                           dated October 31, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $305,000.

                    Norton McNaughton, Inc. and Subsidiaries
                            Exhibit Index (continued)

         Exhibit
           No.                      Description
           ---                      -----------

         10.30(a)          6.00% Promissory Note of Railroad Enterprises,
                           Inc. dated May 1, 1996 payable to Norton McNaughton of Squire, Inc., in the principal amount of $300,000 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 4, 1996).

         10.31* Guaranty dated May 19, 1992 made by Norton McNaughton of Squire, Inc. in favor of 5 Empire Boulevard Associates.

         10.32* Agreement dated February 1, 1993 between Norton McNaughton of Squire, Inc. and May Company.

         10.33* Lease Agreement dated December 7, 1993 between Gettinger Associates and Norton McNaughton of Squire, Inc.

         10.34* Lease Agreement dated October 4, 1991 between 1400 Broadway Associates and McNaughton Affiliates Inc.

         10.35* Lease Agreement dated April 30, 1993 between The Arsenal Company and Norton McNaughton of Squire, Inc.

         10.36 Lease Agreement dated February 1, 1995 between Norton McNaughton of Squire, Inc. and The Arsenal Company (incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 3, 1995).

         10.37             Lease Agreement dated July 6, 1995 between L.H.
                           Charney Associates and Norton McNaughton of Squire, Inc. (incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 4, 1995).

         10.38****         Split Dollar Agreement dated March 8, 1994 between
                           Norton McNaughton, Inc. and Northwestern Mutual Life
                           Insurance Company for Sanford Greenberg.

         10.39****         Split Dollar Agreement dated March 8, 1994 between
                           Norton McNaughton, Inc. and Northwestern Mutual Life
                           Insurance Company for Norton Sperling.

         10.40****         Split Dollar Agreement dated March 8, 1994 between
                           Norton McNaughton, Inc. and Northwestern Mutual Life
                           Insurance Company for Jay Greenberg.

         21+               List of Registrant's Subsidiaries.

         23+               Consent of Ernst & Young LLP.

         27+               Financial Data Schedule (For SEC use only).

                    Norton McNaughton, Inc., and Subsidiaries
                            Exhibit Index (continued)

         99 Press Release dated March 15, 1996 (incorporate herein by reference to Exhibit 99 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 3, 1996).

         99(a) Press Release dated June 17, 1996 (incorporated herein by reference to Exhibit 99 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 4, 1996).

* Incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 No. 33-74200.

** Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 No. 33-80370.

*** Incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the period ended November 4, 1994.

**** Incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the period ended November 4, 1995.

***** Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 No. 33-92252.

+        Filed herewith.

Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 30, 1997                             NORTON MCNAUGHTON, INC.
                                                         (Registrant)


                                      By:  /s/ Sanford Greenberg
                                         -------------------------------------
                                      Sanford Greenberg, Chairman of the Board
                                      and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 30, 1997.

         Signature                                   Title
         ---------                                   -----

/s/ Sanford Greenberg                         Chairman of the Board, Chief Executive Officer
-----------------------------                  and Director
(Sanford Greenberg)

/s/ Norton Sperling                           President and Director
-----------------------------
(Norton Sperling)

/s/ Amanda J. Bokman                          Vice President, Chief Financial Officer, Secretary,
-----------------------------                 Treasurer and Director (principal financial and
(Amanda J. Bokman)                            accounting officer)

/s/ David M. Blumberg                         Director
-----------------------------
(David M. Blumberg)

/s/ Bradley P. Cost                           Director
-----------------------------
(Bradley P. Cost)

/s/ Robert Mann                               Director
-----------------------------
(Robert Mann)

/s/ Jerald Politzer                           Director
-----------------------------
(Jerald Politzer)

/s/ Stephen F. Powers                         Director
-----------------------------
(Stephen F. Powers)

                    Norton McNaughton, Inc. and Subsidiaries
         Index to Consolidated Financial Statements, Financial Statement
                        Schedule and Supplementary Data

                                                                                        Page
Financial Statements:                                                                   ----

         Report of Independent Auditors                                                  F-2

         Consolidated Balance Sheets at November 2, 1996 and November 4, 1995            F-3

         Consolidated Statements of Income for Each of the Three Years
         in the Period Ended November 2, 1996                                            F-4

         Consolidated Statements of Stockholders' Equity (Deficiency) for Each of the
         Three Years in the Period Ended November 2, 1996                                F-5

         Consolidated Statements of Cash Flows for Each of the Three Years
         in the Period Ended November 2, 1996                                            F-6

         Notes to Consolidated Financial Statements                                      F-7



Financial Statement Schedule:

         II - "Valuation and Qualifying Accounts"                                       F-15



Note: Schedules other than that referred to above have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

Supplementary Data:

         Quarterly Financial Data (Unaudited)                                           F-16

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Norton McNaughton, Inc.

         We have audited the accompanying consolidated balance sheets of Norton McNaughton, Inc. and Subsidiaries as of November 2, 1996 and November 4, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended November 2, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Norton McNaughton, Inc. and Subsidiaries at November 2, 1996 and November 4, 1995 and the consolidated results of their operations, changes in their stockholders' equity and their cash flows for each of the three years in the period ended November 2, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                                    ERNST & YOUNG LLP

New York, New York
December 16, 1996

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            NOVEMBER 2,    NOVEMBER 4,
                                                                                               1996           1995
                                                                                           --------------------------

                                                                                            (Dollars in Thousands)

 ASSETS
 Current assets:
    Cash                                                                                   $    333          $    444
    Due from factor, net                                                                     30,794            35,810
    Inventory                                                                                17,939            27,516
    Prepaid income taxes                                                                         99               390
    Prepaid expenses and other current assets                                                 2,880             1,769
                                                                                            -------          --------
 Total current assets                                                                        52,045            65,929

 Fixed assets, net                                                                            5,077             3,864

 Notes receivable from management stockholders                                                2,655             2,660

 Other assets                                                                                 1,332             1,071
                                                                                            -------          --------
 Total assets                                                                               $61,109           $73,524
                                                                                            =======           =======
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                                        $11,334           $21,639
    Accrued expenses and other current liabilities                                              654               788
                                                                                            -------          --------

 Total current liabilities                                                                   11,988            22,427

 Other long-term liabilities                                                                    835               628
                                                                                            -------          --------
 Total liabilities                                                                           12,823            23,055

Commitments and contingencies

 Class B Preferred Stock-redeemable, $1 par value, none authorized, issued and
 outstanding                                                                                      -                 -

 Stockholders' equity:
    Preferred stock, $1 par value, authorized 1,000,000 shares, none issued and
     outstanding                                                                                  -                 -

    Common stock, $0.01 par value, authorized 20,000,000 shares,
    8,052,718 and 8,046,824 shares issued, respectively and
    7,636,718 and 8,026,824 shares outstanding, respectively                                     80                80

    Capital in excess of par                                                                 23,865            23,820
    Retained earnings                                                                        28,419            26,895
    Treasury stock, at cost, 416,000 shares and 20,000 shares, respectively                  (4,078)             (326)
                                                                                             -------           -------

 Total stockholders' equity                                                                  48,286            50,469
                                                                                            -------          --------
 Total liabilities and stockholders' equity                                                 $61,109           $73,524
                                                                                            =======          ========

See accompanying notes

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)

                                                                                         YEARS ENDED
                                                                     --------------------------------------------------
                                                                      NOVEMBER 2,         NOVEMBER 4,       NOVEMBER 4,
                                                                          1996               1995              1994
                                                                     ---------------------------------------------------
Net sales                                                                $220,823          $227,530          $168,621

Cost of goods sold                                                        176,063           171,780           122,209
                                                                         --------          --------          --------
Gross profit                                                               44,760            55,750            46,412

Selling, general and administrative expenses                               39,979            37,937            28,925
                                                                         --------          --------          --------
Income from operations                                                      4,781            17,813            17,487

Interest expense and amortization of deferred financing costs               2,294             1,440             1,341

Other income, net                                                           (164)             (218)              (87)
                                                                         --------          --------          --------
Income before provision for income taxes and extraordinary
item                                                                        2,651            16,591            16,233

Provision for income taxes                                                  1,127             6,888             7,011
                                                                         --------          --------          --------
Income before extraordinary item                                            1,524             9,703             9,222

Extraordinary item - loss on early extinguishment of debt, net
of taxes of $303                                                                -                 -               401
                                                                         --------          --------          --------
Net income                                                                 $1,524            $9,703            $8,821
                                                                         ========          ========          ========

Net income                                                                 $1,524            $9,703            $8,821

Less:  Dividends on Class B Preferred Stock - redeemable                        -                 -               168
                                                                         --------          --------          --------
Net income applicable to common stock                                      $1,524            $9,703            $8,653
                                                                         ========          ========          ========

PER SHARE DATA:

Income before extraordinary item                                            $0.20             $1.20             $1.28

Extraordinary item, net                                                        -                 -               0.06
                                                                         --------          --------          --------
Net income                                                                  $0.20             $1.20             $1.22
                                                                         ========          ========          ========

Weighted average number of common shares and common stock
equivalents outstanding                                                     7,781             8,056             7,084
                                                                         ========          ========          ========



See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      YEARS ENDED NOVEMBER 2, 1996, NOVEMBER 4, 1995, AND NOVEMBER 4, 1994
                                 (In Thousands)

                                                COMMON STOCK             CAPITAL IN     RETAINED      TREASURY
                                            SHARES         AMOUNT       EXCESS OF PAR   EARNINGS        STOCK          TOTAL
                                           -----------------------------------------------------------------------------------
Balance at November 5, 1993                   5,086       $     51       $(13,942)      $  8,539       $     --       $ (5,352)

     Net income for the year                     --             --             --          8,821             --          8,821

     Dividends on redeemable
     preferred stock                             --             --             --           (168)            --           (168)

     Sale of common stock, net of
     offering costs of $926                   2,913             29         36,970             --             --         36,999
                                           --------       --------       --------       --------       --------       --------
Balance at November 4, 1994                   7,999             80         23,028         17,192             --         40,300

     Net income for the year                     --             --             --          9,703             --          9,703

     Treasury stock acquired, 20,000
     shares, at cost                             --             --             --             --           (326)          (326)

     Issuance of common stock
     through stock purchase plan                  4             --             57             --             --             57

     Issuance of common stock
     through stock option plan                   44             --            609             --             --            609

     Tax benefit from issuance of
     common stock through stock
     option plan                                 --             --            126             --             --            126
                                           --------       --------       --------       --------       --------       --------
Balance at November 4, 1995                   8,047             80         23,820         26,895           (326)        50,469

     Net income for the year                     --             --             --          1,524             --          1,524

     Treasury stock acquired, 396,000
     shares, at cost                             --             --             --             --         (3,752)        (3,752)

     Issuance of common stock
     through stock purchase plan                  6             --             45             --             --             45
                                           --------       --------       --------       --------       --------       --------
Balance at November 2, 1996                   8,053       $     80       $ 23,865       $ 28,419       $ (4,078)      $ 48,286
                                           ========       ========       ========       ========       ========       ========

See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                         YEARS ENDED
                                                                         -------------------------------------------
                                                                         NOVEMBER 2,     NOVEMBER 4,     NOVEMBER 4,
                                                                           1996            1995            1994
                                                                         -------------------------------------------
Net income                                                               $  1,524        $  9,703        $  8,821

 Adjustments to reconcile net income to net cash provided by (used for) operating activities:

 Depreciation and amortization of fixed assets                                628             447             348
 Amortization of intangibles                                                   34              34             199
 Extraordinary item - loss on early extinguishment of debt, net of
    taxes                                                                      --              --             401
 Changes in operating assets and liabilities:
    Due from factor, net                                                    5,016          (5,171)        (20,243)
    Inventory                                                               9,577         (10,876)         (4,130)
    Prepaid income taxes                                                      291          (7,393)          3,994
    Prepaid expenses and other current assets                              (1,111)           (100)           (409)
    Other assets                                                             (295)           (564)            (58)
    Accounts payable                                                      (10,305)          8,629            (625)
    Accrued compensation to management stockholders                            --              --          (2,000)
    Accrued expenses and other current liabilities                           (134)          6,212          (2,049)
    Other long-term liabilities                                               207             186             215
                                                                         --------        --------        --------
 Net cash provided by (used for) operating activities                       5,432           1,107         (15,536)
                                                                         --------        --------        --------
INVESTING ACTIVITIES
Purchase of fixed assets                                                   (1,841)         (1,599)         (1,042)
Notes receivable from management stockholders                                   5             243              97
Loss on investment                                                             --              --             100
                                                                         --------        --------        --------
Net cash used for investing activities                                     (1,836)         (1,356)           (845)
                                                                         --------        --------        --------
FINANCING ACTIVITIES
Purchase of treasury stock                                                 (3,752)           (326)             --
Proceeds from issuance of common stock, net                                    45             792          36,999
Redemption of Class B Preferred Stock - redeemable                             --              --          (4,000)
Proceeds from long-term debt                                                   --              --           2,000
Payments of long-term debt                                                     --              --         (18,785)
Dividends-redeemable preferred stock                                           --              --            (168)
                                                                         --------        --------        --------
Net cash (used for) provided by financing activities                       (3,707)            466          16,046
                                                                         --------        --------        --------
(Decrease) increase in cash                                                  (111)            217            (335)
Cash at beginning of year                                                     444             227             562
                                                                         --------        --------        --------
Cash at end of year                                                      $    333        $    444        $    227
                                                                         ========        ========        ========
SUPPLEMENTAL DISCLOSURES
Income taxes paid                                                        $    529        $  8,429        $  4,189
Interest paid                                                            $  2,272        $  1,440        $  1,276

See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

         Norton McNaughton, Inc. and Subsidiaries (the "Company") was incorporated in Delaware on December 30, 1993. On January 14, 1994, in a reorganization effected in order to form a Delaware holding company, the Company became the owner of all of the issued and outstanding stock of Norton McNaughton of Squire, Inc., a New York corporation ("Squire"). As part of this reorganization, the stockholders of Squire exchanged each share of common stock of Squire for 508.6 shares of Common Stock of the Company and exchanged each share of cumulative preferred stock of Squire for one share of Class B Preferred Stock - redeemable of the Company. The January 14, 1994 reorganization has been accounted for in the same manner as a pooling of interests in accordance with APB 16 since control of the entities did not change. Management stockholders and Merrill Lynch Interfunding Inc. ("MLIF") owned 100% of Squire before the reorganization. The accompanying financial statements give retroactive effect to this reorganization.

         In March 1994, the Company sold 2,912,860 shares of Common Stock through an initial public offering at a price of $14 per share (the "Offering"). The Company received net proceeds of approximately $37.0 million from the Offering. The net proceeds were used to repay $16.1 million in long-term indebtedness to MLIF, redeem the outstanding Class B Preferred Stock-redeemable owned by MLIF for $4.0 million and reduce the principal amount outstanding under the Company's Factoring Agreement by $16.9 million (resulting in an increase in amounts due from factor). As a result of the repayment of long-term indebtedness to MLIF, the Company wrote off the remaining unamortized balance of deferred financing costs of $704,000. This write-off was reflected as an extraordinary item, net of tax of $303,000, in the consolidated statement of income for the fiscal year ended November 4, 1994.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

PRINCIPAL BUSINESS ACTIVITY

         The Company designs, contracts for the manufacture of and markets a broad line of brand name, moderately priced women's career and casual clothing. The Company's customer base consists principally of department and chain stores, and specialty retailers.

FISCAL YEAR

         During fiscal year 1995, the Company made the determination that its fiscal year would end on October 31, if such date fell on a Saturday, or the first Saturday following October 31. Closing its fiscal year on a Saturday enables the Company to report the results of its operations in a manner that is more consistent with both retail/apparel industry practice and the close of its actual business cycle. Prior thereto, the Company's fiscal year ended on October 31, if such date fell on a Friday, or the first Friday following October 31. Data for each of the fiscal years ended November 2, 1996, November 4, 1995 and November 4, 1994 includes the results of operations for 52 weeks.

INVENTORY

         Inventory is stated at the lower of cost (first-in, first-out) or market.

FIXED ASSETS

         Fixed assets are stated on the historical cost basis. Depreciation of fixed assets is provided for by the straight-line method over the estimated useful lives of the assets ranging from five to seven years for financial reporting purposes and by accelerated methods for income tax purposes. Leasehold improvements are amortized using the straight-line method over the term of the related lease.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

         Revenues are recorded at the time of shipment of merchandise. The Company establishes reserves for sales discounts, returns and allowances.

DEFERRED RENT

         Rent expense on leases is recorded by the straight-line method over the lease period. The excess of rent expense over the actual cash paid has been recorded as other long-term liabilities.

EARNINGS PER SHARE

         Earnings per share are based upon the weighted average number of shares of Common Stock and common stock equivalents of the Company during the respective periods, and after giving retroactive effect to the January 1994 reorganization (see above). Common stock equivalents are shares issuable upon the exercise of stock options. In the computation of net income per share, net income in each period, prior to its redemption in March 1994, is reduced by the required dividends on the Class B Preferred Stock-redeemable.

SUPPLEMENTAL EARNINGS PER SHARE

         Supplemental earnings per share includes the number of shares of Common Stock sold by the Company in connection with the Offering (2,912,860) to repay approximately $33,000,000 of indebtedness and to redeem the $4,000,000 of outstanding Class B Preferred Stock-redeemable, as if such indebtedness and Class B Preferred Stock-redeemable had been repaid and redeemed as of November 5, 1993. Earnings per share for the year ended November 4, 1994 would have been $1.16 if such shares had been issued at the beginning of the fiscal year.

CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, cash and cash equivalents include all liquid debt instruments with a maturity of three months or less when purchased.

CREDIT RISK

         The Company sells its accounts receivable to a factor. At November 2, 1996, the amount due from factor was $30.8 million. Other financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments with high quality financial institutions and limits the amount of credit exposure at any one financial institution.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       SALES TO MAJOR CUSTOMERS

         For the year ended November 2, 1996 net sales made to three customers were 34%, 20% and 12%. For the years ended November 4, 1995 and November 4, 1994 net sales made to two customers were approximately 36% and 19%, and 38% and 16%, respectively.

3.       DUE FROM FACTOR

         The Company sells its accounts receivable to a factor without recourse, up to a maximum established by the factor for each customer. Receivables sold in excess of these limitations are subject to recourse in the event of nonpayment by the customer. The Company may borrow up to 90% of the net balance due on eligible accounts receivable, up to $10.0 million of additional advances and up to $20.0 million in letter of credit financing. From time to time, the Company may borrow additional amounts from the factor in excess of those set forth in the preceding sentence. No such additional amounts were outstanding at November 2, 1996. Interest on factor advances is payable monthly at 0.75% below the NationsBank of Georgia, N.A. prime rate (the "Nations Prime Rate") for amounts advanced which are less than the purchase price of eligible accounts receivable, and 1.25% above the Nations Prime Rate for amounts advanced in excess of the purchase price of eligible accounts receivable. At November 2, 1996, outstanding advances under the Factoring Agreement were approximately $25.1 million. There were no outstanding advances under the $10.0 million additional advance facility. At November 2, 1996, commitments on outstanding letters of credit were approximately $13.1 million.

4.       INVENTORIES

         Inventories consist of the following:

                                                     November 2,         November 4,
                                                       1996                1995
                                                     -------------------------------
                                                          ( In Thousands)
         Raw materials                               $ 5,530             $ 7,462
         Work-in-process                               3,337              10,368
         Finished goods                                9,072               9,686
                                                     -------             -------
                                                     $17,939             $27,516
                                                     =======             =======

5.       FIXED ASSETS

         Fixed assets are summarized as follows:

                                                          November 2,     November 4,
                                                           1996            1995
                                                          ---------------------------
                                                            (In Thousands)
         Machinery and equipment                          $  693          $  655
         Furniture and fixtures                              404             381
         Computer equipment                                2,531             843
         Leasehold improvements                            2,991           2,899
                                                          ------          ------
         Total                                             6,619           4,778
         Less accumulated depreciation
              and amortization                             1,542             914
                                                          ------          ------
                                                          $5,077          $3,864
                                                          ======          ======

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       NOTES RECEIVABLE FROM MANAGEMENT STOCKHOLDERS

         Effective November 5, 1993, the Company and its stockholders modified certain of the Company's repurchase rights set forth in the Stockholders Agreement in effect prior to the Offering. As a result of these modifications, the Company was deemed, for income tax purposes, to have paid noncash compensation to the management stockholders of $5,610,000 in the aggregate, for which the Company was entitled to a deduction for income tax purposes and the management stockholders were deemed to have received compensation income in the same amount. The Company recorded a tax benefit of $2,300,000 from this deduction as an increase to capital in excess of par. In connection with this event, the Company paid the management stockholders a special bonus of $1,250,000 which represented the differential between capital gains tax and ordinary income tax on this income. To enable the management stockholders to pay the taxes on this income, the Company loaned these stockholders $3,000,000 in the aggregate. Each loan is evidenced by a limited recourse promissory note with interest accruing at 5.84% per annum. These loans mature on November 5, 2003. The Company's recourse on the promissory notes is limited to the management stockholders' pledge of a portion of their Common Stock of the Company. In the event of any sale or transfer of shares of Common Stock by any of the management stockholders, such person is required to apply a portion of the net proceeds of the sale or transfer to the repayment of his note.

         At November 2, 1996, loans to management stockholders were $2,654,680 in the aggregate. Interest income relating to these loans for the years ended November 2, 1996, November 4, 1995 and November 4, 1994 amounted to approximately $155,000, $158,000 and $174,000, respectively.

7.       COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         The Company operates principally in leased premises and leases other assets under operating leases expiring through 2008. Some of the leases contain escalation clauses and renewal options. The future minimum rental commitments under noncancelable operating leases are as follows:

         Fiscal Year                                        (In Thousands)
         -----------                                        --------------
         1997                                                      $ 1,874
         1998                                                        1,848
         1999                                                        1,664
         2000                                                        1,534
         2001                                                        1,451
         Thereafter                                                  7,776
                                                                   -------
                                                                   $16,147
                                                                   =======

         Rent expense for the years ended November 2, 1996, November 4, 1995 and November 4, 1994 amounted to approximately $2,200,000, $1,790,000 and $1,572,000, respectively.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

EMPLOYMENT AGREEMENTS

      The Company has entered into employment agreements with certain executive officers which provide for aggregate minimum annual compensation of approximately $2.8 million through November 1997 and $1.6 million through November 1999. Such amounts reflect the Company's acceptance of the resignation of one of its executive officers effective January 31, 1996 who was serving pursuant to an employment agreement with the Company. Such officer continues to serve as a consultant to the Company through November 1997. All employment agreements provide that the payment of bonuses will be determined at the discretion of the Compensation Committee of the Board of Directors. No bonuses were paid for the years ended November 2, 1996, November 4, 1995 and November 4, 1994.


CONTRACTOR AGREEMENTS

      The Company has entered into agreements with a distribution contractor and a cutting contractor. The agreements have initial terms ending on June 30, 2000 and June 30, 2001, respectively, and may be terminated by the Company upon notice and lapse of cure periods in the event that the contractors are not performing their services under the agreements. In addition, after the year 2000 and 2001, respectively, the Company may terminate either agreement on June 30 of any year for minimum termination fees of $750,000 for the distribution agreement and $1,500,000 for the cutting agreement. In addition, each of the agreements provides that in the event that the agreement is terminated under such circumstances, the Company must assume certain obligations of the terminated contractor arising under real estate leases and equipment purchase contracts for property utilized to render services to the Company. At this time, the Company cannot determine the amount of these obligations. The Company guarantees its distribution contractor's obligation under its lease in an amount up to $500,000 in the aggregate. The Company subleases warehouse space from its cutting contractor and guarantees the contractor's obligations under its lease in an amount up to approximately $250,000 in the aggregate. For the years ended November 2, 1996, November 4, 1995 and November 4, 1994, the Company paid approximately $8.6 million, $7.6 million and $5.2 million, respectively, to its distribution contractor and approximately $5.8 million, $7.7 million and $4.7 million, respectively, to its cutting contractor.

STOCK REPURCHASE

      The Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $7.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. The Company purchased 20,000 shares in the open during fiscal 1995 at an aggregate cost of $326,250. In fiscal 1996, the Company purchased 396,000 shares of its stock in the open market at an aggregate cost of $3,751,825. As of the first quarter of fiscal 1997, the Company has purchased a total of 416,000 shares at an aggregate cost of $4,078,075.

LITIGATION

      The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material effect on the Company's financial position, results of operations and cash flow.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.    CLASS B PREFERRED STOCK - REDEEMABLE

      The Class B Preferred Stock-redeemable had a mandatory redemption provision and had a liquidation value of $1,000 per share. The holders were entitled to receive annual cumulative cash dividends at the rate of 12% payable quarterly. The Class B Preferred Stock-redeemable was redeemed in March 1994 upon completion of the Offering.

9.    INCOME TAXES

      Income taxes are provided using the liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. Provision for income taxes for the fiscal years ended November 2, 1996, November 4, 1995 and November 4, 1994 is comprised of the following:

                                                  Years ended
                                  ------------------------------------
                                 November 2,   November 4,    November 4,
                                   1996           1995           1994
                                  -------        -------        ------
                                          (Dollars in Thousands)
      Current:
            Federal               $   530        $ 5,779        $5,054
            State and local           180          1,545         1,957
                                  -------        -------        ------
                                      710          7,324         7,011

      Deferred:
            Federal                   326           (342)            -
            State and local            91            (94)            -
                                  -------        -------        ------
                                      417           (436)            -
                                  -------        -------        ------
                                  $ 1,127        $ 6,888        $7,011
                                  =======        =======        ======

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities relating to research and development, fixed assets, inventory, and capitalized rent. At November 2, 1996 and November 4, 1995, there were net deferred tax assets of $105,000 and $592,000, respectively, related primarily to uniform capitalization of inventory costs and the reporting of rent expense using the straight-line method. At November 4, 1994, there were no significant temporary differences.

      Reconciliation of the statutory federal tax rate and the effective rate for the fiscal years ended November 2, 1996, November 4, 1995 and November 4, 1994 is as follows:


                                             1996                  1995                  1994
                                             ----                  ----                  ----
                                           Amount        %        Amount        %        Amount        %
                                           ------       --        ------       --        ------       --
                                                               (Dollars in Thousands)

      Federal statutory tax rate           $  928       34%       $5,807       35%       $5,465       34%
                                           ------       --        ------       --        ------       --
      State and local taxes, net of
          federal income tax benefit          176        7           995        6         1,090        7
      Other, net                               23        2            86        1           456        2
                                           ------       --        ------       --        ------       --

      Provision for income taxes           $1,127       43%       $6,888       42%       $7,011       43%
                                           ======       ==        ======       ==        ======       ==

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    INCOME TAXES (CONTINUED)

      The Company has ongoing federal and state tax audits. The Company believes any adjustments that may arise as a result of these audits will not be material to the Company's financial position, results of operations and cash flow.


10.   EMPLOYEE BENEFIT PLANS

STOCK OPTION PLAN

      Pursuant to the Stock Option Plan, as amended, the Company may grant stock options to eligible individuals to purchase up to 850,000 shares of its Common Stock. The exercise price for stock options may not be less than 100% (110% for holders of 10% or more of the Company's outstanding stock) of the fair market value of the stock on the date of grant and the options will vest at the discretion of the Stock Option Committee of the Board of Directors.

      The change in outstanding options under the Company's Stock Option Plan for each of the three years in the period ended November 2, 1996, expressed in number of shares, is as follows:

                                                               Range of Exercise
                                           Number of Shares    Price Per Share
                                           ----------------    ---------------
      Outstanding at November 5, 1993                    -               -

      Granted                                      248,000         $14 -$17.25
      Canceled                                      (5,000)             $14
      Exercised                                          -               -
                                                   -------
      Outstanding at November 4, 1994              243,000         $14 - $17.25

      Granted                                      207,000            $13.25
      Canceled                                           -               -
      Exercised                                    (43,500)             $14
                                                   -------
      Outstanding at November 4, 1995              406,500        $13.25 -$17.25


      Granted                                      274,500        $6.00 - $13.25
      Canceled                                     (61,000)       $7.38 - $14.00
      Exercised                                          -               -
                                                   -------

      Outstanding at November 2, 1996              620,000        $6.00 -$17.25
                                                   =======


      As of November 2, 1996, 58 individuals held options, 209,500 of which were exercisable, and 186,500 shares were available for future grants under the Stock Option Plan.

      On November 4, 1996, the Compensation Committee of the Board of Directors of the Company granted non-qualified stock options to purchase an aggregate 50,000 shares of Common Stock under the Stock Option Plan to outside Directors of the Company. The options vest 50% on December 10, 1997 and 25% on December 10, 1998 and December 10, 1999 at an exercise price of $8.19 per share.

      In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. The Statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. The Company has determined it will continue to report stock-based compensation for all options that are earned under APB Opinion No. 25.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.   EMPLOYEE BENEFIT PLANS (CONTINUED)

STOCK PURCHASE PLAN

      Pursuant to a Stock Purchase Plan adopted on January 7, 1994, an aggregate of 100,000 shares of Common Stock was made available for purchase to eligible employees. The purchase price of the Common Stock under the plan is 85% of the stock price, as defined. Participating employees may authorize the Company to withhold a portion of their compensation, subject to certain deemed limitations, to purchase the shares. As of November 2, 1996, 10,358 shares of Common Stock have been issued under this plan.

SAVINGS PLAN

Effective January 1, 1995, the Company began sponsoring an employee savings plan under Section 401(k) of the Internal Revenue Code for all full-time employees with six months of continuous service. Eligible employees may make pre-tax contributions of up to 15% of their annual compensation subject to the maximum allowable contribution. Employee contributions of up to 6% of compensation are matched by the Company at a rate of 35%. Employees are 100% vested in their pre-tax contributions immediately, and become vested in the employer matching contributions as follows: 25% vested after two years of service, 50% vested after three years of service, 75% vested after four years of service and 100% vested after five years of service. The Company's matching contribution was $192,687 for fiscal 1996 and $146,524 for fiscal 1995.

11.   SHAREHOLDER RIGHTS PLAN

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

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                        Balance at                             Balance
                                        Beginning   Costs and                  at End
         Description                     of Year    Expenses   Deductions(1)   of Year
         -----------                     -------    --------   -------------   -------
Year ended November 2, 1996
Reserve for sales discounts, returns
and allowances......................     $ 1,448     $50,648       $51,596     $   500

Year ended November 4, 1995
Reserve for sales discounts, returns
and allowances .....................     $   501     $43,136       $42,189     $ 1,448


Year ended November 4, 1994
Reserve for sales discounts, returns
and allowances .....................     $ 2,873     $27,345       $29,717     $  501

(1) Discounts, returns and allowances granted to customers and charged against reserve.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                           First        Second        Third      Fourth        Fiscal
FISCAL 1996                               Quarter       Quarter      Quarter     Quarter        Year
                                          -------       -------      -------     -------        ----
Net sales                                 $ 42,407      $57,439      $48,261     $ 72,716     $220,823

Gross profit                                 9,810       10,050       11,210       13,690       44,760

Net income (loss)                             (280)        (736)         583        1,957        1,524

PER SHARE DATA:

Net income                                $  (0.03)     $ (0.09)     $  0.08     $   0.26     $   0.20
                                          ========      =======      =======     ========     ========
Weighted average number of common shares
and common stock equivalents outstanding     8,004        7,792        7,654        7,646        7,781
                                          ========      =======      =======     ========     ========


FISCAL 1995

Net sales                                 $ 34,564      $59,594      $50,848     $ 82,524     $227,530

Gross profit                                 9,631       16,412       13,544       16,163       55,750

Net income                                   1,335        3,917        2,219        2,232        9,703

PER SHARE DATA:

Net income                                   $0.17      $  0.49      $  0.28     $   0.28     $   1.20
                                          ========      =======      =======     ========     ========
Weighted average number of common shares
and common stock equivalents outstanding     8,039        8,060        8,028        8,089        8,056
                                          ========      =======      =======     ========     ========


FISCAL 1994
Net sales                                 $ 30,161      $47,921      $34,337     $ 56,202     $168,621

Gross profit                                 8,372       13,188       10,612       14,240       46,412

Income before extraordinary item               710        3,138        1,808        3,566        9,222

Extraordinary item, net                         --          401           --           --          401

Net income                                     710        2,737        1,808        3,566        8,821

PER SHARE DATA:

Income before extraordinary item (1)      $   0.12      $  0.43      $  0.23     $   0.45     $   1.28

Extraordinary item, net                         --         0.06           --           --         0.06
                                          --------      -------      -------     --------     --------
Net income                                $   0.12      $  0.37      $  0.23     $   0.45     $   1.22
                                          ========      =======      =======     ========     ========
Weighted average number of common shares
and common stock equivalents outstanding     5,086        7,254        7,999        7,999        7,084
                                          ========      =======      =======     ========     ========

(1) Reflects net income available to holders of Common Stock after payment of dividends on Class B Preferred Stock-redeemable of $120,000 and $48,000 in the first and second quarters of fiscal 1994, respectively. This stock was redeemed by the Company in March 1994.