Form 10-Q
period 1997-02-01
NORTON MCNAUGHTON INC
filed 1997-03-18
CIK 917692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended February 1, 1997
                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

Commission File Number: 0-23440

                             Norton McNaughton, Inc.
             (Exact name of registrant as specified in its charter)


                              Delaware                                     13-3747173
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

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

Common Stock, $.01 Par Value, 7,475,120 shares as of March 14, 1997.

                               INDEX TO FORM 10-Q

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES

                                                                                 PAGE NO.
                                                                                 --------
PART I.  FINANCIAL STATEMENTS

         ITEM I.

         Financial Statements:

            Consolidated Balance Sheets at February 1, 1997 (Unaudited)
            and November 2, 1996                                                    3

            Consolidated Statements of Operations for the thirteen
            weeks ended February 1, 1997 and February 3, 1996 (Unaudited)           4

            Consolidated Statements of Stockholders' Equity for the thirteen
            weeks ended February 1, 1997 (Unaudited)                                5

            Consolidated Statements of Cash Flows for the thirteen weeks
            ended February 1, 1997 and February 3, 1996 (Unaudited)                 6

         Notes to Consolidated Financial Statements (Unaudited)                     7-8

         ITEM II.

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                  9-11


PART II. OTHER INFORMATION                                                          12

PART I - FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                            February 1,    November 2,
                                                               1997            1996
                                                            (Unaudited)       (Note)
                                                            -----------       ------
                                                                  (In Thousands)
ASSETS
Current assets:
     Cash                                                     $    266      $    333
     Due from factor, net                                       27,063        30,794
     Inventory                                                  23,363        17,939
     Prepaid expenses and other current assets                   2,631         2,979
                                                              --------      --------
Total current assets                                            53,323        52,045

Fixed assets, net of accumulated depreciation
     of $1,772 and $1,542, respectively                          5,070         5,077
Notes receivable from management stockholders                    2,655         2,655
Other assets                                                     1,198         1,332
                                                              --------      --------

Total assets                                                  $ 62,246      $ 61,109
                                                              ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $ 12,374      $ 11,334
     Accrued expenses and other current liabilities                633           654
                                                              --------      --------
Total current liabilities                                       13,007        11,988

Other long-term liabilities                                        890           835
                                                              --------      --------
Total liabilities                                               13,897        12,823

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value, authorized
          20,000,000 shares, 8,056,120 and 8,052,718
          shares issued, respectively, and 7,640,120 and
          7,636,718 shares outstanding, respectively                81            80

     Capital in excess of par                                   23,884        23,865

     Retained earnings                                          28,462        28,419

     Treasury stock, at cost, 416,000 shares                    (4,078)       (4,078)
                                                              --------      --------
Total stockholders' equity                                      48,349        48,286
                                                              --------      --------

Total liabilities and stockholders' equity                    $ 62,246      $ 61,109
                                                              ========      ========

Note: The balance sheet at November 2, 1996 has been derived from the audited financial statements as of that date.

See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                   Thirteen weeks ended
                                                            February 1,          February 3,
                                                               1997                  1996
                                                               ----                  ----
                                                       (In Thousands, Except Per Share Amounts)
Net sales                                                       $ 41,596        $ 42,407

Cost of goods sold                                                32,297          32,597
                                                                --------        --------
Gross profit                                                       9,299           9,810

Selling, general and administrative expenses                       9,003           9,925
                                                                --------        --------
Income (loss) from operations                                        296            (115)

Other expense (income):
   Interest expense                                                  263             403

   Interest income                                                   (42)            (39)
                                                                --------        --------
Income (loss) before provision (benefit) for income taxes             75            (479)

Provision (benefit) for income taxes                                  32            (199)
                                                                --------        --------
Net income (loss)                                               $     43        $   (280)
                                                                ========        ========
PER SHARE DATA:
Net income (loss)                                               $   0.01        $  (0.03)
                                                                ========        ========
Weighted average number of common shares and
 common stock equivalents outstanding                              7,658           8,004
                                                                ========        ========

See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THIRTEEN WEEKS ENDED FEBRUARY 1, 1997
                                   (UNAUDITED)


                                                               Capital
                                            Common Stock      in Excess   Retained   Treasury
                                        Shares      Amount      of Par    Earnings      Stock     Total
                                        ------      ------      ------    --------      -----     -----
                                                                  (In Thousands)
Balance at November 2, 1996               8,053     $80     $23,865     $28,419     $(4,078)     $48,286

Net income for the thirteen weeks
   ended February 1, 1997                    --      --          --          43         --            43

Issuance of  3,402 shares of common
   stock through the Employee
   Stock Purchase Plan                        3       1          19          --          --           20
                                        -------     ---     -------     -------     -------      -------

Balance at February 1, 1997               8,056     $81     $23,884     $28,462     $(4,078)     $48,349
                                        =======     ===     =======     =======     =======      =======

See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            Thirteen weeks ended
                                                          February 1,   February 3,
                                                             1997           1996
                                                             ----           ----
                                                               (In Thousands)
Net income (loss)                                          $    43      $  (280)

Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
     Depreciation and amortization of fixed assets             230          170
     Amortization of intangibles                                 9            9

Changes in operating assets and liabilities:
     Due from factor, net                                    3,731        9,124
     Inventory                                              (5,424)      (7,043)
     Prepaid expenses and other current assets                 348         (594)
     Other assets                                              125         (157)
     Accounts payable                                        1,040         (509)
     Accrued expenses and other current liabilities            (21)        (161)
     Other long-term liabilities                                55           45
                                                           -------      -------

Net cash provided by operating activities                      136          604
                                                           -------      -------

Investing activities
Purchase of fixed assets                                      (223)        (285)
                                                           -------      -------
Net cash used for investing activities                        (223)        (285)
                                                           -------      -------

Financing activities
Proceeds from issuance of common stock                          20           24
Purchase of treasury stock                                    --           (541)
                                                           -------      -------
Net cash provided by (used for) financing activities            20         (517)
                                                           -------      -------

Decrease in cash                                               (67)        (198)
Cash at beginning of period                                    333          444
                                                           -------      -------
Cash at end of period                                      $   266      $   246
                                                           =======      =======
Supplemental disclosures
   Income taxes paid                                       $   142      $   250
   Interest paid                                           $   248      $   427

See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Norton McNaughton, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation of the Company's financial position at February 1, 1997 and the results of operations and cash flows for the thirteen weeks ended February 1, 1997 and February 3, 1996 have been included. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen weeks ended February 1, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 1997.

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

2. INVENTORY

Inventory is stated at the lower of cost (first-in, first-out basis) or market.

Inventories consist of the following:

                                                    February 1,      November 2,
                                                       1997               1996
                                                          (In Thousands)
                                                          --------------
         Raw materials                               $ 7,711           $ 5,530
         Work in process                               4,755             3,337
         Finished goods                               10,897             9,072
                                                     -------           -------
                                                     $23,363           $17,939
                                                     =======           =======

3. EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares of common stock and the dilutive effect of the weighted average number of common stock equivalents of the Company. Common stock equivalents are shares issuable upon the exercise of stock options under the treasury stock method. Options were excluded from the net loss per share calculation for the thirteen weeks ended February 3, 1996 as the effects were anti-dilutive.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


4. STOCKHOLDERS' EQUITY

The Company's Board of Directors has authorized a stock repurchase program, which would enable the Company to repurchase up to $7.5 million of the Company's Common Stock. The Company expects that shares may be purchased from time to time in the open market and in block transactions. Through the end of the first quarter of fiscal 1997, the Company has purchased 416,000 shares at an aggregate cost of $4,078,075. In February 1997, the Company purchased an additional 125,000 shares at an aggregate cost of $806,250.

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

         As a result of the Company's continued focus on improving profitability, the Company has implemented certain measures to improve gross profit margins and reduce overhead expenses. The Company intends to minimize the production of merchandise that it does not anticipate can be sold at acceptable profit levels to strengthen gross profit margins. Accordingly, the Company anticipates that revenue levels in fiscal 1997 may decrease from those in fiscal 1996. With respect to the Company's effort to control costs, the Company implemented certain cost savings measures at the end of the third quarter of fiscal 1996, which resulted in a significant reduction of its workforce. In addition, the Company eliminated its in-store specialist program as of the end of fiscal 1996. The benefits of these measures should be fully realized in fiscal 1997.

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

Results of Operations

         The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the periods indicated, selected operating data as a percentage of net sales:

                                                          Thirteen Weeks Ended
                                                      February 1,        February 3,
                                                          1997              1996
                                                      ------------       -----------
Net sales                                                100.0%            100.0%
Cost of goods sold                                        77.6              76.9
                                                         -----             -----
Gross profit                                              22.4              23.1
Selling, general and
   administrative expenses                                21.7              23.4
                                                         -----             -----
Income (loss) from operations                              0.7              (0.3)
Interest expense                                           0.6               0.9
Interest income                                           (0.1)             (0.1)
                                                         -----             -----
Income (loss) before provision (benefit) for
   income taxes                                            0.2              (1.1)
Provision (benefit) for income taxes                       0.1              (0.4)
                                                         -----             -----
Net income (loss)                                          0.1%             (0.7)%
                                                         =====             =====


Quarter Ended February 1, 1997 Compared to Quarter Ended February 3, 1996

         Net sales decreased by $0.8 million, or 1.9%, to $41.6 million in the first quarter of fiscal 1997 from $42.4 million in the first quarter of fiscal 1996. This decrease in net sales resulted primarily from a decrease in net sales of $2.0 million resulting from the discontinuation of the Kate McNaughton suit division in May 1996 and a decrease of $0.7 million in the Modiano product line due to a decision not to continue doing business with two retailers. These decreases were offset by an increase in net sales of $2.1 million in the Norton Studio product line, which commenced shipments in January 1996 and an increase in net sales in the Pant-her product line of $0.5 million.

         The gross profit margin was 22.4% in the first quarter of fiscal 1997 as compared to 23.1% in the first quarter of fiscal 1996. The decrease resulted primarily from a planned reduction in the selling prices of goods in an effort to avoid the later sale of merchandise at break-even or below cost.

         Selling, general and administrative expenses ("SG&A" expenses) were $9.0 million in the first quarter of fiscal 1997, or 21.7% of net sales, as compared to $9.9 million in the first quarter of fiscal 1996, or 23.4% of net sales. The decrease in dollar amount of $0.9 million resulted primarily from the implementation of certain cost savings measures at the end of the third and fourth quarters of fiscal 1996. These included a significant reduction in the Company's workforce due to the continued centralization of its production functions and the elimination of its in-store specialist program.

         Operating income increased to $0.3 million in the first quarter of fiscal 1997 from an operating loss of $0.1 million in the first quarter of fiscal 1996. The increase in operating income resulted from the reduction in SG&A expenses.

         Interest expense decreased to approximately $260,000 in the first quarter of fiscal 1997 from approximately $400,000 in the first quarter of fiscal 1996. The decrease was primarily due to the lower inventories being carried by the Company resulting from the Company's decision to increase its production of goods overseas. This has required outlays for inventory to be outstanding for shorter periods of time. The Company anticipates that it will continue to produce more of its garments overseas. For the fiscal year ended November 2, 1996, the Company produced approximately 57% of its goods overseas. The Company anticipates that approximately 60% to 70% of its products will be manufactured outside the United States in fiscal 1997.

Liquidity and Capital Resources

         The Company's liquidity requirements arise from the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's primary sources of working capital are cash flow from operations and advances under the Company's factoring agreement for its trade accounts receivable (the "Factoring Agreement"). The Company's borrowing requirements for working capital purposes are seasonal, with peak working capital needs generally arising at the end of the third fiscal quarter and extending through the fourth fiscal quarter. The Company had working capital of $40.3 million at February 1, 1997 as compared to $40.1 million at November 2, 1996.

         The Company's Factoring Agreement provides for the sale of its trade accounts receivable, generally without recourse, up to a maximum established by the factor for each customer. The Company may borrow up to 90% of the net balance due on eligible accounts receivable, up to $10.0 million of additional advances and up to $20.0 million in letter of credit financing. From time to time, the Company borrows additional amounts from the factor in excess of those set forth in the preceding sentence. No such additional amounts were outstanding at February 1, 1997. Interest on factor advances is payable monthly at 0.75% below the NationsBank of Georgia, N.A. prime rate (the "Nations Prime Rate") for amounts advanced which are less than the purchase price of eligible accounts receivable, and 1.25% above the Nations Prime Rate for amounts advanced in excess of the purchase price of eligible accounts receivable. At February 1, 1997, outstanding advances under the Factoring Agreement were approximately $7.0 million. There were no outstanding advances under the $10.0 million additional advance facility. Letters of credit outstanding amounted to approximately $16.3 million at February 1, 1997.

          The Company anticipates that it will incur an additional $700,000 to $800,000 of capital expenditures in connection with the upgrade of its management information systems in the remainder of fiscal 1997. The Company expects to finance these capital expenditures from internally generated funds and advances under the Factoring Agreement.

         As previously announced, the Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $7.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. As of the first quarter of fiscal 1997, the Company has purchased a total of 416,000 shares at an aggregate cost of $4,078,075. In February 1997, the Company purchased an additional 125,000 shares at an aggregate cost of $806,250.

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

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibit 10      5.96% Non-Negotiable Promissory Note between Jay
                         Greenberg and Norton McNaughton of Squire, Inc. dated
                         December 1, 1996 in the principal amount of $50,000.

         Exhibit 27      Financial Data Schedule (For SEC use only).

b) One Current Report on Form 8-K was filed by the registrant during the thirteen weeks ended February 1, 1997 under Item 5, "Other Events".

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NORTON MCNAUGHTON, INC.
                                          (Registrant)
Date: March 17, 1997                By /s/Sanford Greenberg
                                      ---------------------
                                    SANFORD GREENBERG
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive and
                                    Operating Officer)


Date: March 17, 1997                By /s/Amanda J. Bokman
                                      --------------------
                                    AMANDA J. BOKMAN
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)