Form 10-Q
period 1997-05-03
NORTON MCNAUGHTON INC
filed 1997-06-17
CIK 917692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 3, 1997

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from______________to_____________

Commission File Number: 0-23440

                             Norton McNaughton, Inc.
             (Exact name of registrant as specified in its charter)


         Delaware                                       13-3747173
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    463 Seventh Avenue, New York, N.Y. 10018
                    (Address of principal executive offices)
                                   (Zip code)
                                       `
                                 (212) 947-2960
              (Registrant's telephone number, including area code)

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value, 7,405,120 shares as of June 12, 1997.

                               INDEX TO FORM 10-Q

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES

                                                                     PAGE NO.
                                                                     --------

PART I.           FINANCIAL INFORMATION

ITEM I.

Financial Statements:

   Consolidated Balance Sheets at May 3, 1997 (Unaudited)
   and November 2, 1996                                                  3

   Consolidated Statements of Operations for the thirteen weeks ended
   May 3, 1997 and May 4, 1996 (Unaudited) and the
   twenty-six weeks ended May 3, 1997 and May 4, 1996 (Unaudited)        4

   Consolidated Statements of Stockholders' Equity for the twenty-six
   weeks ended May 3, 1997 (Unaudited)                                   5

   Consolidated Statements of Cash Flows for the twenty-six weeks
   ended May 3, 1997 and May 4, 1996 (Unaudited)                         6

   Notes to Consolidated Financial Statements (Unaudited)               7-9


ITEM II.

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                               10-13



PART II.          OTHER INFORMATION                                      14

PART I - FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                                     NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS



                                                                                   May 3,            November 2,
                                                                                    1997               1996
                                                                                 (Unaudited)          (Note)
                                                                                ---------------    --------------
                                                                                          (In Thousands)
ASSETS
Current assets:
     Cash                                                                            $    220        $    333
     Due from factor, net                                                              22,941          30,794
     Inventory                                                                         22,216          17,939
     Prepaid expenses and other current assets                                          6,619           2,979
                                                                                     --------        --------
Total current assets                                                                   51,996          52,045

Fixed assets, net of accumulated depreciation
     of $1,912 and $1,542, respectively                                                 5,099           5,077
Notes receivable from management stockholders                                           2,655           2,655
Other assets                                                                            1,169           1,332
                                                                                     --------        --------

Total assets                                                                         $ 60,919        $ 61,109
                                                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                $ 11,843        $ 11,334
     Accrued expenses and other current liabilities                                     4,659             654
                                                                                     --------        --------
Total current liabilities                                                              16,502          11,988

Other long-term liabilities                                                               945             835
                                                                                     --------        --------
Total liabilities                                                                      17,447          12,823

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value, authorized 20,000,000 shares, 8,056,120 and
          8,052,718 shares issued, respectively, and 7,430,120 and
          7,636,718 shares outstanding, respectively                                       81              80

     Capital in excess of par                                                          23,884          23,865

     Retained earnings                                                                 24,911          28,419

     Treasury stock, at cost, 626,000 and 416,000 shares, respectively                 (5,404)         (4,078)
                                                                                     --------        --------
Total stockholders' equity                                                             43,472          48,286
                                                                                     --------        --------

Total liabilities and stockholders' equity                                           $ 60,919        $ 61,109
                                                                                     ========        ========



Note: The balance sheet at November 2, 1996 has been derived from the audited financial statements as of that date.

See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     Thirteen weeks ended          Twenty-six weeks ended
                                                     --------------------          ----------------------

                                                    May 3,          May 4,          May 3,          May 4,
                                                     1997            1996            1997            1996
                                                   --------        --------        --------        --------
                                                                      (In Thousands, Except Per Share Amounts)
Net sales                                          $ 52,873        $ 57,439        $ 94,469        $ 99,846

Cost of goods sold                                   43,914          47,389          76,211          79,986
                                                   --------        --------        --------        --------

Gross profit                                          8,959          10,050          18,258          19,860

Selling, general and administrative expenses         14,884          10,753          23,887          20,678
                                                   --------        --------        --------        --------

Loss from operations                                 (5,925)           (703)         (5,629)           (818)

Other expense (income):
   Interest expense                                     453             594             716             997

   Interest income                                      (42)            (40)            (84)            (79)
                                                   --------        --------        --------        --------

Loss before benefit for income taxes                 (6,336)         (1,257)         (6,261)         (1,736)

Benefit for income taxes                             (2,785)           (521)         (2,753)           (720)
                                                   --------        --------        --------        --------

Net loss                                           $ (3,551)       $   (736)       $ (3,508)       $ (1,016)
                                                   ========        ========        ========        ========

PER SHARE DATA:

Net loss                                           $  (0.47)       $  (0.09)       $  (0.46)       $  (0.13)
                                                   ========        ========        ========        ========

Weighted average number of common shares and
     common stock equivalents outstanding             7,489           7,792           7,563           7,898
                                                   ========        ========        ========        ========



See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE TWENTY-SIX WEEKS ENDED MAY 3, 1997
                                   (UNAUDITED)




                                                                       Capital
                                              Common Stock            in Excess       Retained        Treasury
                                           Shares       Amount          of Par        Earnings         Stock            Total
                                           ------       ------          ------        --------         -----            -----
                                                                          (In Thousands)
Balance at November 2, 1996                 8,053       $     80       $ 23,865       $ 28,419        $ (4,078)       $ 48,286

Net loss for the twenty-six weeks
   ended May 3, 1997                           --             --             --         (3,508)             --          (3,508)

Treasury stock acquired, 210,000
   shares, at cost                             --             --             --             --          (1,326)         (1,326)

Issuance of 3,402 shares of common
   stock through the Employee
   Stock Purchase Plan                          3              1             19             --              --              20
                                         --------       --------       --------       --------        --------        --------

Balance at May 3, 1997                      8,056       $     81       $ 23,884       $ 24,911        $ (5,404)       $ 43,472
                                         ========       ========       ========       ========        ========        ========

See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           TWENTY-SIX WEEKS ENDED
                                                           ----------------------

                                                           MAY 3,           MAY 4,
                                                            1997            1996
                                                          --------        --------
                                                              (In Thousands)
Net loss                                                  $ (3,508)       $ (1,016)

Adjustments to reconcile net loss to net cash
     provided by (used for) operating activities:
     Depreciation and amortization of fixed assets             460             308
     Write-off of leasehold improvements                       492              --
     Amortization of intangibles                                17              17

Changes in operating assets and liabilities:
     Due from factor, net                                   12,296          19,719
     Inventory                                              (4,277)         (1,375)
     Prepaid expenses and other current assets              (3,640)         (1,854)
     Other assets                                              146            (330)
     Accounts payable                                          509          (5,557)
     Accrued expenses and other current liabilities          4,005            (327)
     Other long-term liabilities                               110              98
                                                          --------        --------
Net cash provided by operating activities                    6,610           9,683
                                                          --------        --------

INVESTING ACTIVITIES
Notes receivable from management stockholders                   --               5
Purchase of fixed assets                                      (974)           (863)
                                                          --------        --------
Net cash used for investing activities                        (974)           (858)
                                                          --------        --------

FINANCING ACTIVITIES
Net (repayments) advances under factoring agreement         (4,443)         (5,188)
Proceeds from issuance of common stock                          20              24
Purchase of treasury stock                                  (1,326)         (3,752)
                                                          --------        --------
Net cash used for financing activities                      (5,749)         (8,916)
                                                          --------        --------

Decrease in cash                                              (113)            (91)
Cash at beginning of period                                    333             444
                                                          --------        --------
Cash at end of period                                     $    220        $    353
                                                          ========        ========

SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                      $    279        $    313
   Interest paid                                          $    691        $  1,008

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Norton McNaughton, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation of the Company's financial position at May 3, 1997 and the results of operations and cash flows for the twenty-six weeks ended May 3, 1997 and May 4, 1996 have been included. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen weeks and twenty-six weeks ended May 3, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 1997.

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

SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities"

During the quarter ended February 1, 1997, the Company adopted Statement 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 125 is required to be applied to transfers of assets occurring after January 1, 1997. The effect of adopting the new standard for the thirteen weeks and twenty-six weeks ended May 3, 1997 was immaterial.

2.       INVENTORY

Inventory is stated at the lower of cost (first-in, first-out basis) or market.

Inventories consist of the following:

                                May 3,     November 2,
                                 1997         1996
                               -------       -------
                                  (In Thousands)
         Raw materials         $ 6,794       $ 5,530
         Work in process         5,410         3,337
         Finished goods         10,012         9,072
                               -------       -------
                               $22,216       $17,939
                               =======       =======

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


3.      EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares of common stock and the dilutive effect of the weighted average number of common stock equivalents of the Company. Common stock equivalents are shares issuable upon the exercise of stock options under the treasury stock method. Common stock equivalents were excluded from the net loss per share calculation for the thirteen weeks and twenty-six weeks ended May 3, 1997 and May 4, 1996 as the effects were anti-dilutive.

4.      STOCKHOLDERS' EQUITY

The Company's Board of Directors has authorized a stock repurchase program, which would enable the Company to repurchase up to $7.5 million of the Company's Common Stock. The Company expects that shares may be purchased from time to time in the open market and in block transactions. In the second quarter of fiscal 1997, the Company purchased 210,000 shares at an aggregate cost of $1,325,625. Through the end of the second quarter of fiscal 1997, the Company had purchased 626,000 shares at an aggregate cost of $5,403,700. In May 1997, the Company purchased an additional 25,000 shares at an aggregate cost of $131,250.

5.       NOTES RECEIVABLE FROM MANAGEMENT STOCKHOLDERS

In the event of any sale or transfer of shares of Common Stock by any of the management stockholders, such person is required to apply a portion of the net proceeds of the sale or transfer to the principal repayment of his loan from the Company. No other principal payments are required under the loans except for the payment at maturity. The loans mature on November 5, 2003 at which time full payment is to be made by the management stockholders for the balance of their respective loans. As of the end of the second quarter of fiscal 1997, all necessary payments have been made under the terms of the loans by the management stockholders.

As of May 3, 1997, the fair market value of the Company's Common Stock pledged by the management stockholders as security for the loans was $4,460,163, and the aggregate principal balance of all loans to management stockholders was $2,654,680. The loan balance set forth above reflects the required principal payments of $345,320 resulting from sales of Common Stock by management stockholders.

6.       PROFORMA EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of earnings per share for the thirteen and twenty-six weeks ended May 3, 1997 is not expected to be material.

7.       SHAREHOLDER RIGHTS PLAN

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

8.   OTHER EVENTS

Peter Boneparth was appointed as the President and Chief Operating Officer of the Company. In connection therewith, the Company entered into an Employment Agreement with Mr. Boneparth providing for a base salary of $500,000 per annum and a signing bonus of $250,000. The Employment Agreement terminates on November 4, 2000.

As provided in the Employment Agreement, the Company granted options to Mr. Boneparth to purchase an aggregate of 700,000 shares of Common Stock of the Company at an exercise price of $5.50 per share, which was the fair market value of the Common Stock on the date of grant. Such options vest over the term of the Employment Agreement, with an acceleration of the vesting if certain target stock prices are attained. The Employment Agreement provides for 100,000 options to vest on April 30, 1997; an additional 250,000 options to vest on the earlier to occur of (I) December 10, 1998 or (ii) the date on which the stock price equals or exceeds $10.00 per share for twenty consecutive trading days; an additional 250,000 options to vest on the earlier to occur of (I) December 10, 1999 or (ii) the date on which the stock price equals or exceeds $13.00 per share for twenty consecutive trading days; and the remaining 100,000 options to vest on the earlier to occur of (I) November 4, 2000 or (ii) the date on which the stock price equals or exceeds $20.00 per share for twenty consecutive trading days. The Employment Agreement also provides that commencing on November 1, 1997, in the event of a change in control involving the Company, all outstanding options shall become vested and exercisable in full.

The Company entered into a Separation Agreement with Norton Sperling, the former President of the Company, which provides for a separation payment of $2,500,000 and the termination of his Employment Agreement. Mr. Sperling will remain on the Board of Directors in the capacity of Vice Chairman. As set forth in the Separation Agreement, Mr. Sperling agreed that for a period of eighteen months, he will not engage in any business venture which involves the manufacture, merchandising, distribution or sale of apparel, except as permitted by the Board of Directors. In addition, the Separation Agreement provides that commencing on May 1, 1997 and terminating on April 30, 2007, Mr. Sperling will provide consulting services to the Company, with fees to be determined on a project-by-project basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company continually investigates the synergies and complementary aspects of additional product lines directed at its target customers. The Company has monitored, and will continue to closely review, the success, in terms of sales, profitability and customer acceptance, of its product lines. In the event that one or more of its product lines does not meet the Company's expectations, the Company will discontinue their production. The Kate McNaughton suit division was discontinued in May 1996 due to its inability to achieve a level of profitability within the Company's profitability targets.

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

         As is the norm in the apparel industry, the Company grants its customers sales allowances which affect the Company's gross profit margins. The level of sales allowances granted varies from quarter to quarter and year to year.

         As a result of the Company's continued focus on improving profitability, the Company has implemented certain measures to improve gross profit margins and reduce overhead expenses. The Company intends to minimize the production of merchandise that it does not anticipate can be sold at acceptable profit levels to strengthen gross profit margins. Accordingly, the Company anticipates that revenue levels in fiscal 1997 may decrease from those in fiscal 1996. With respect to the Company's effort to control costs, the Company implemented certain cost savings measures at the end of the third quarter of fiscal 1996, which resulted in a significant reduction of its workforce. The benefits of this workforce reduction were savings of approximately $220,000 and $440,000, respectively, for the thirteen weeks and twenty-six weeks ended May 3, 1997. These savings were offset in part by new hires and salary increases which occurred in the first half of fiscal 1997. In addition, the Company eliminated its in-store specialist program as of the end of fiscal 1996, which resulted in savings of approximately $175,000 and $350,000, respectively, for the thirteen weeks and twenty-six weeks ended May 3, 1997. Subsequent to fiscal 1997, the Company expects that SG&A expenses will generally stabilize, with the exception of increases in variable expenses resulting from any increase in the volume of products shipped.

         This Management's Discussion and Analysis contains forward-looking information about the Company's anticipated operating results for fiscal 1997. The Company's ability to achieve its projected results is dependent on many factors which are outside of management's control. Some of the most significant factors would be a further increase in price pressures and other competitive factors and a softening of retailer or consumer acceptance of the Company's products, any of which could result in a decrease in anticipated revenues and gross profit margins, the unanticipated loss of a major customer, the unanticipated loss of a major contractor or supplier and weather conditions which could impact retail traffic. Accordingly, there can be no assurance that the Company will achieve its anticipated operating results for fiscal 1997 and beyond.

Results of Operations

The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the periods indicated, selected operating data as a percentage of net sales:

                                            Thirteen Weeks Ended         Twenty-six Weeks Ended
                                            --------------------         ----------------------
                                             May 3,         May 4,        May 3,         May 4,
                                             1997           1996           1997           1996
                                          -----------    -----------    -----------    -----------
         Net sales                              100.0%         100.0%         100.0%         100.0%
         Cost of goods sold                      83.1           82.5           80.7           80.1
                                          -----------    -----------    -----------    -----------
         Gross profit                            16.9           17.5           19.3           19.9
         Selling, general and
            administrative expenses              28.1           18.7           25.3           20.7
                                          -----------    -----------    -----------    -----------
         Loss from operations                   (11.2)          (1.2)          (6.0)          (0.8)
         Interest expense                         0.9            1.1            0.7            1.0
         Interest income                         (0.1)          (0.1)          (0.1)          (0.1)
                                          -----------    -----------    -----------    -----------
         Loss before benefit for
            income taxes                        (12.0)          (2.2)          (6.6)          (1.7)
         Benefit for income taxes                (5.3)          (0.9)          (2.9)          (0.7)
                                          -----------    -----------    -----------    -----------
         Net loss                                (6.7)%         (1.3)%         (3.7)%         (1.0)%
                                          ===========    ===========    ===========    ===========

Quarter Ended May 3, 1997 Compared to Quarter Ended May 4, 1996

         Net sales decreased 7.9% to $52.9 million in the second quarter of fiscal 1997, from $57.4 million in the second quarter of fiscal 1996. The decrease of $4.5 million was primarily attributable to a decrease in net sales of $4.3 million, or 10.7%, in the Norton McNaughton product lines, a decrease in net sales of $2.1 million, or 46.7%, in the Modiano product line, due to a decision not to continuewith certain customers, and a decrease in net sales of $1.4 million resulting from the discontinuation of the Kate McNaughton suit division in May 1996. These decreases were offset in part by an increase in net sales of $2.7 million in the Norton Studio product line and an increase in net sales of $1.3 million in the D.P.S. product line.

         The gross profit margin was 16.9% for the second quarter of fiscal 1997 as compared to 17.5% for the second quarter of fiscal 1996. The decrease resulted primarily from pricing difficulties experienced with the production and sale of certain lines and non-acceptance of certain merchandise which did not meet the Company's quality requirements.

         Selling, general and administrative expenses ("SG&A" expenses) were $14.9 million in the second quarter of fiscal 1997, or 28.1% of net sales, as compared to $10.8 million in the second quarter of fiscal 1996, or 18.7% of net sales. SG&A expenses for the second quarter of fiscal 1997 included a special charge of $5.7 million for severance payments resulting from management changes, the termination of certain lease obligations and the establishment of reserves for certain contingencies, including the anticipated closing of the Company's retail stores. Excluding the special charge, SG&A expenses for the second quarter of fiscal 1997 would have been $9.2 million, or 17.4% of net sales. The decrease of $1.6 million excluding the special charge resulted primarily from the implementation of certain cost saving measures at the end of the third and fourth quarters of fiscal 1996. These included a significant reduction in the Company's workforce due to a further centralization of its production functions and the elimination of its in-store specialist program. The decrease was also attributable to a decrease in variable distribution and freight expenses resulting from a decrease in the volume of products shipped in the second quarter of fiscal 1997.

         Operating loss for the second quarter of fiscal 1997 was $5.9 million as compared to an operating loss of $700,000 for the second quarter of fiscal 1996. Excluding the special charge of $5.7 million, the operating loss for the second quarter of fiscal 1997 would have been $200,000. The decrease in operating loss excluding the special charge resulted from the reduction in SG&A expenses which was offset in part by a lower gross profit margin.

         Interest expense decreased to approximately $450,000 in the second quarter of fiscal 1997 from approximately $600,000 in the second quarter of fiscal 1996. The decrease was primarily attributable to the lower inventories being carried by the Company resulting from the Company's decision to increase its production of goods overseas. This has required outlays for inventory to be outstanding for shorter periods of time. The Company anticipates that it will continue to produce more of its garments overseas. For the fiscal year ended November 2, 1996, the Company produced approximately 57% of its garments overseas. The Company anticipates that approximately 60% to 70% of its products will be manufactured outside the United States in fiscal 1997.

Twenty-six Weeks Ended May 3, 1997 Compared to Twenty-six Weeks Ended May 4,
1996

         Net sales decreased 5.4% to $94.5 million in the first half of fiscal 1997, from $99.8 million in the first half of fiscal 1996. The decrease of $5.3 million was primarily attributable to a decrease in net sales of $4.4 million, or 6.3%, in the Norton McNaughton product lines, a decrease in net sales of $2.8 million, or 35.0%, in the Modiano product line due to a decision not to continue with certain customers, and a decrease in net sales of $3.5 million resulting from the discontinuation of the Kate McNaughton suit division in May 1996. These decreases were offset in part by an increase in net sales of $4.8 million in the Norton Studio product line and an increase in net sales of $1.0 million in the D.P.S. product line.

         The gross profit margin was 19.3% for the first half of fiscal 1997 as compared to 19.9% for the first half of fiscal 1996. The decrease resulted from the planned reduction in the selling prices of goods in an effort to avoid the later sale of merchandise at break-even or below cost and from pricing difficulties experienced with the production and sale of certain lines.

         SG&A expenses were $23.9 million in the first half of fiscal 1997, or 25.3% of net sales, as compared to $20.7 million in the first half of fiscal 1996, or 20.7% of net sales. SG&A expenses for the first half of fiscal 1997 includes a special charge of $5.7 million for severance payments resulting from management changes, the termination of certain lease obligations and the establishment of reserves for certain contingencies, including the anticipated closing of the Company's retail stores. Excluding the special charge of $5.7 million, SG&A expenses for the first half of fiscal 1997 would have been $18.2 million, or 19.3% of net sales. The decrease of $2.5 million excluding the special charge resulted primarily from the implementation of certain cost saving measures at the end of the third and fourth quarters of fiscal 1996. These included a significant reduction in the Company's workforce due to a further centralization of its production functions and the elimination of its in-store specialist program. The decrease was also attributable to a decrease in variable distribution and freight expenses resulting from a decrease in volume of products shipped in the first half of fiscal 1997.

         Operating loss for the first half of fiscal 1997 was $5.6 million as compared to an operating loss of $800,000 for the first half of fiscal 1996. Excluding the special charge of $5.7 million, the Company would have had operating income of $100,000. The decrease in operating loss excluding the special charge resulted from the reduction in SG&A expenses, which was offset in part by a lower gross profit margin.

         Interest expense decreased to approximately $700,000 in the first half of fiscal 1997 from approximately $1.0 million in the first half of fiscal 1996. The decrease was primarily attributable to the lower inventories being carried by the Company resulting from the Company's decision to increase its production of goods overseas. This has required outlays for inventory to be outstanding for shorter periods of time. The Company anticipates that it will continue to produce more of its garments overseas. For the fiscal year ended November 2, 1996, the Company produced approximately 57% of its garments overseas. The Company anticipates that approximately 60% to 70% of its products will be manufactured outside the United States in fiscal 1997.

Liquidity and Capital Resources

         The Company's liquidity requirements arise from the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's primary sources of working capital are cash flow from operations and advances under the Company's factoring agreement for its trade accounts receivable (the "Factoring Agreement"). The Company's borrowing requirements for working capital purposes are seasonal, with peak working capital needs generally arising at the end of the third fiscal quarter and extending through the fourth fiscal quarter. The Company had working capital of $35.5 million at May 3, 1997 as compared to $40.1 million at November 2, 1996. The decrease resulted primarily from the net loss for the first half of fiscal 1997 and the Company's expenditure of $1.3 million in connection with the open market purchases of its Common Stock under its stock repurchase program.

         The Company's Factoring Agreement provides for the sale of its trade accounts receivable, generally without recourse, up to a maximum established by the factor for each customer. The Company may borrow up to 90% of the net balance due on eligible accounts receivable, up to $10.0 million of additional advances and up to $20.0 million in letter of credit financing. From time to time, the Company borrows additional amounts from the factor in excess of those set forth in the preceding sentence. No such additional amounts were outstanding at May 3, 1997. Interest on factor advances is payable monthly at 0.75% below the NationsBank of Georgia, N.A. prime rate (the "Nations Prime Rate") for amounts advanced which are less than the purchase price of eligible accounts receivable, and 1.25% above the Nations Prime Rate for amounts advanced in excess of the purchase price of eligible accounts receivable. At May 3, 1997, outstanding advances under the Factoring Agreement were approximately $20.7 million. There were no outstanding advances under the $10.0 million additional advance facility. Letters of credit outstanding amounted to approximately $ 20.0 million at May 3, 1997.

          The Company anticipates that it will incur an additional $500,000 to $600,000 of capital expenditures in connection with the upgrade of its management information systems in the remainder of fiscal 1997. The Company expects to finance these capital expenditures from internally generated funds and advances under the Factoring Agreement.

         As previously announced, the Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $7.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. In the second quarter of fiscal 1997, the Company purchased 210,000 shares at an aggregate cost of $1,325,625. As of the end of the second quarter of fiscal 1997, the Company had purchased a total of 626,000 shares at an aggregate cost of $5,403,700. In May 1997, the Company purchased an additional 25,000 shares at an aggregate cost of $131,250.

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

The Company's annual meeting of stockholders was held on March 31, 1997. The following directors were elected:

                                                   WITHHOLDING
               NAME                  FOR            AUTHORITY
               ----                  ---            ---------
         Sanford Greenberg        5,712,086           6,125

         Norton Sperling          5,712,086           6,125

         Amanda J. Bokman         5,712,086           6,125

         David M. Blumberg        5,712,086           6,125

         Peter Boneparth          5,712,086           6,125

         Bradley P. Cost          5,712,086           6,125

         Robert Mann              5,712,086           6,125

         Jerald S. Politzer       5,712,086           6,125


The appointment of Ernst and Young LLP as independent auditors for the fiscal year ended November 1, 1997 was ratified with 5,706,511 shares voting in favor, 5,700 shares voting against and 6,000 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibit 10        Separation Agreement between Jay Greenberg and Norton
                           McNaughton of Squire, Inc. dated May 2, 1997.

         Exhibit 10.1 Cancellation Agreement between The Arsenal Company LLC and Norton McNaughton of Squire, Inc. dated April 30, 1997.

         Exhibit 27        Financial Data Schedule (For SEC use only).

b) There were no Current Reports on Form 8-K filed by the registrant during the thirteen weeks ended May 3, 1997. One Current Report on Form 8-K was filed by the registrant subsequent to May 3, 1997 under Item 5, "Other Events."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NORTON MCNAUGHTON, INC.
                                       (Registrant)
Date: June 17, 1997               By /s/Sanford Greenberg
                                    ---------------------
                                  SANFORD GREENBERG
                                  Chairman of the Board and
                                  Chief Executive Officer
                                  (Principal Executive and
                                  Operating Officer)


Date: June 17, 1997               By /s/Amanda J. Bokman
                                    --------------------
                                  AMANDA J. BOKMAN
                                  Vice President, Chief Financial Officer,
                                  Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX


Exhibit No.         Description

   10 Separation Agreement between Jay Greenberg and Norton McNaughton of Squire, Inc. dated May 2, 1997

   10.2 Cancellation Agreement between The Arsenal Company LLC and Norton McNaughton of Squire, Inc. dated April 30, 1997

   27               Financial Data Schedule