Form 10-Q
period 1997-08-02
NORTON MCNAUGHTON INC
filed 1997-09-16
CIK 917692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended August 2, 1997

                                       or

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from                  to

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

Common Stock, $.01 Par Value, 7,409,640 shares as of September 15, 1997.

                               INDEX TO FORM 10-Q

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES

                                                                                     PAGE NO.
                                                                                     --------
PART I.    FINANCIAL INFORMATION

           ITEM I.

           Financial Statements:

              Consolidated Balance Sheets at August 2, 1997 (Unaudited)
              and November 2, 1996                                                       3

              Consolidated Statements of Operations for the thirteen weeks ended
              August 2, 1997 and August 3, 1996 (Unaudited) and the thirty-nine
              weeks ended August 2, 1997 and August 3, 1996 (Unaudited)                  4

              Consolidated Statements of Stockholders' Equity for the thirty-nine
              weeks ended August 2, 1997 (Unaudited)                                     5

              Consolidated Statements of Cash Flows for the thirty-nine weeks
              ended August 2, 1997 and August 3, 1996 (Unaudited)                        6


              Notes to Consolidated Financial Statements (Unaudited)                     7-9


           ITEM II.

           Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                    10-13



PART II.   OTHER INFORMATION                                                              14

PART I - FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                            August 2,       November 2,
                                                                               1997            1996
                                                                           (Unaudited)        (Note)
                                                                           -----------      -----------
                                                                                  (In Thousands)
ASSETS
Current assets:
     Cash                                                                    $    197        $    333

     Due from factor, net                                                       8,635          30,794
     Inventory                                                                 33,088          17,939
     Prepaid expenses and other current assets                                  8,120           2,979
                                                                             --------        --------
Total current assets                                                           50,040          52,045

Fixed assets, net of accumulated depreciation
     of $2,141 and $1,542, respectively                                         5,270           5,077
Notes receivable from management stockholders                                   2,655           2,655
Other assets                                                                    1,034           1,332
                                                                             --------        --------

Total assets                                                                 $ 58,999        $ 61,109
                                                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $ 12,796        $ 11,334
     Accrued expenses and other current liabilities                             1,131             654
                                                                             --------        --------
Total current liabilities                                                      13,927          11,988

Other long-term liabilities                                                     1,000             835
                                                                             --------        --------
Total liabilities                                                              14,927          12,823

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value, authorized
          20,000,000 shares, 8,060,640 and 8,052,718
          shares issued, respectively, and 7,409,640 and
          7,636,718 shares outstanding, respectively                               81              80

     Capital in excess of par                                                  23,903          23,865

     Retained earnings                                                         25,623          28,419

     Treasury stock, at cost, 651,000 and 416,000 shares, respectively         (5,535)         (4,078)
                                                                             --------        --------
Total stockholders' equity                                                     44,072          48,286
                                                                             --------        --------

Total liabilities and stockholders' equity                                   $ 58,999        $ 61,109
                                                                             ========        ========

Note: The balance sheet at November 2, 1996 has been derived from the audited financial statements as of that date.

See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     Thirteen weeks ended           Thirty-nine weeks ended
                                                     --------------------           -----------------------
                                                   August 2,       August 3,       August 2,        August 3,
                                                     1997            1996             1997             1996
                                                   --------        --------        ---------        ---------
                                                           (In Thousands, Except Per Share Amounts)
Net sales                                          $ 48,240        $ 48,261        $ 142,708        $ 148,107

Cost of goods sold                                   37,463          37,051          113,672          117,037
                                                   --------        --------        ---------        ---------
Gross profit                                         10,777          11,210           29,036           31,070

Selling, general and administrative expenses          9,007           9,684           32,894           30,362
                                                   --------        --------        ---------        ---------
Income (loss) from operations                         1,770           1,526           (3,858)             708

Other expense (income):
   Interest expense                                     575             592            1,292            1,589

   Interest income                                      (43)            (42)            (127)            (121)
                                                   --------        --------        ---------        ---------
Income (loss) before provision (benefit) for
   income taxes                                       1,238             976           (5,023)            (760)

Provision (benefit) for income taxes                    526             393           (2,227)            (327)
                                                   --------        --------        ---------        ---------
Net income (loss)                                  $    712        $    583        $  (2,796)       $    (433)
                                                   ========        ========        =========        =========
PER SHARE DATA:

Net income (loss)                                  $   0.10        $   0.08        $   (0.37)       $   (0.06)
                                                   ========        ========        =========        =========
Weighted average number of common shares and
     common share equivalents outstanding             7,414           7,654            7,520            7,856
                                                   ========        ========        =========        =========

See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE THIRTY-NINE WEEKS ENDED AUGUST 2, 1997
                                   (UNAUDITED)




                                              Common Stock             Capital
                                              ------------            in Excess       Retained        Treasury
                                          Shares         Amount         of Par        Earnings          Stock           Total
                                         --------       --------      ---------       --------        --------        --------
                                                                            (In Thousands)

Balance at November 2, 1996                 8,053       $     80       $ 23,865       $ 28,419        $ (4,078)       $ 48,286

Net loss for the thirty-nine weeks
   ended August 2, 1997                        --             --             --         (2,796)             --          (2,796)

Treasury stock acquired, 235,000
   shares, at cost                             --             --             --             --          (1,457)         (1,457)

Issuance of 7,922 shares of common
   stock through the Employee
   Stock Purchase Plan                          8              1             38             --              --              39
                                         --------       --------       --------       --------        --------        --------

Balance at August 2, 1997                   8,061       $     81       $ 23,903       $ 25,623        $ (5,535)       $ 44,072
                                         ========       ========       ========       ========        ========        ========

See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              THIRTY-NINE WEEKS ENDED
                                                              -----------------------
                                                             AUGUST 2,       AUGUST 3,
                                                               1997            1996
                                                             --------        --------
                                                                  (In Thousands)
Net loss                                                     $ (2,796)       $   (433)

Adjustments to reconcile net loss to net
     cash provided by (used for) operating activities:
     Depreciation and amortization of fixed assets                689             481
     Write-off of leasehold improvements                          492              --
     Amortization of intangibles                                   26              26

Changes in operating assets and liabilities:
     Due from factor, net                                      16,849          31,141
     Inventory                                                (15,149)         (7,501)
     Prepaid expenses and other current assets                 (5,141)         (4,131)
     Other assets                                                 272            (387)
     Accounts payable                                           1,462         (10,253)
     Accrued expenses and other current liabilities               477            (248)
     Other long-term liabilities                                  165             152
                                                             --------        --------
Net cash (used for) provided by operating activities           (2,654)          8,847
                                                             --------        --------

INVESTING ACTIVITIES
Notes receivable from management stockholders                      --               5
Purchase of fixed assets                                       (1,374)         (1,172)
                                                             --------        --------
Net cash used for investing activities                         (1,374)         (1,167)
                                                             --------        --------

FINANCING ACTIVITIES
Net (repayments) advances under factoring agreement             5,310          (4,080)
Proceeds from issuance of common stock                             39              45
Purchase of treasury stock                                     (1,457)         (3,752)
                                                             --------        --------
Net cash provided by (used for) financing activities            3,892          (7,787)
                                                             --------        --------

Decrease in cash                                                 (136)           (107)
Cash at beginning of period                                       333             444
                                                             --------        --------
Cash at end of period                                        $    197        $    337
                                                             ========        ========
SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                         $    361        $    313
   Interest paid                                             $  1,282        $  1,598

See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Norton McNaughton, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation of the Company's financial position at August 2, 1997 and the results of operations and cash flows for the thirty-nine weeks ended August 2, 1997 and August 3, 1996 have been included. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen weeks and thirty-nine weeks ended August 2, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 1997.

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

SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities"

During the quarter ended February 1, 1997, the Company adopted Statement 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 125 is required to be applied to transfers of assets occurring after January 1, 1997. The effect of adopting the new standard for the thirteen weeks and thirty-nine weeks ended August 2, 1997 was immaterial.

SFAS 130, " Reporting Comprehensive Income" and SFAS 131, " Disclosures about Segments of an Enterprise and Related Information"

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130. This new standard requires reclassification of financial statements for earlier periods provided for comparative purposes, and will be effective beginning with the Company's fiscal year ending October 31, 1998. The Company has determined that the effect of adopting the new standard will be immaterial.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131. This new standard will be effective for financial statement periods beginning after December 15, 1997. This Statement significantly changes the way that public business enterprises report information about operating segments in financial statements. The Company has not yet determined the impact of Statement 131 on disclosures in its financial statements.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


2.         INVENTORY

Inventory is stated at the lower of cost (first-in, first-out basis) or market.

Inventories consist of the following:

                                August 2,    November 2,
                                  1997          1996
                                ---------    -----------
                                    (In Thousands)
           Raw materials         $ 8,549       $ 5,530
           Work in process         7,868         3,337
           Finished goods         16,671         9,072
                                 -------       -------
                                 $33,088       $17,939
                                 =======       =======

3.         EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares of common stock and the dilutive effect of the weighted average number of common stock equivalents of the Company. Common stock equivalents are shares issuable upon the exercise of stock options under the treasury stock method. Common stock equivalents were excluded from the net loss per share calculation for the thirty-nine weeks ended August 3, 1996 as the effects were anti-dilutive.


4.         PROFORMA EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of earnings per share for the thirteen and thirty-nine weeks ended August 2, 1997 is not expected to be material.


5.         STOCKHOLDERS' EQUITY

As previously announced, the Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $7.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. In the third quarter of fiscal 1997, the Company purchased 25,000 shares at an aggregate cost of $131,250. As of the end of the third quarter of fiscal 1997, the Company had purchased a total of 651,000 shares at an aggregate cost of $5,534,950.


6.         NOTES RECEIVABLE FROM MANAGEMENT STOCKHOLDERS

In the event of any sale or transfer of shares of Common Stock by any of the management stockholders, such person is required to apply a portion of the net proceeds of the sale or transfer to the principal repayment of his loan from the Company. No other principal payments are required under the loans except for the payment at maturity. The loans mature on November 5, 2003 at which time full payment is to be made by the management stockholders for the balance of their respective loans. As of the end of the third quarter of fiscal 1997, all necessary payments have been made under the terms of the loans by the management stockholders.

As of August 2, 1997, the fair market value of the Company's Common Stock pledged by the management stockholders as security for the loans was $4,610,091, and the aggregate principal balance of all loans to management stockholders was $2,654,680. The loan balance set forth above reflects the required principal payments of $345,320 resulting from sales of Common Stock by management stockholders.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

8.            SUBSEQUENT EVENT

The Company has entered into a definitive agreement to acquire substantially all the assets and assume substantially all the liabilities of Miss Erika, Inc. ("Miss Erika"), a privately-held apparel manufacturer of moderate women's casual separates. The terms of the transaction provide for the payment of approximately $24 million in cash at closing, with additional consideration payable at the Company's option in cash or Company Common Stock, to be paid based on the profitability of Miss Erika in 1998 and 1999. The transaction will be accounted for under the purchase method of accounting. The closing of the transaction, which the Company expects will take place during its fourth fiscal quarter of 1997, is subject to the expiration of the Hart Scott Rodino waiting period and the satisfaction of other customary closing conditions (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General and Liquidity and Capital Resources").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

           The Company has entered into a definitive agreement to acquire substantially all the assets and assume substantially all the liabilities of Miss Erika, a privately-held manufacturer of moderate women's casual separates. Based in New York and founded in 1968, Miss Erika designs, contracts for the manufacture of and markets women's moderate separates, including knit tops and bottoms, sweaters, dresses and short sets in a variety of fabrications. Miss Erika's merchandise is sold primarily under the Erika label and is distributed through regional chains, department stores and specialty chains.

           The terms of the Miss Erika transaction provide for the payment of approximately $24 million in cash at closing, with additional consideration payable at the Company's option in cash or Company Common Stock, to be paid based on the profitability of Miss Erika in 1998 and 1999. The closing of the transaction, which the Company expects will take place during its fourth fiscal quarter of 1997, is subject to the expiration of the Hart Scott Rodino waiting period and the satisfaction of other customary closing conditions. The transaction will be accounted for under the purchase method of accounting. (For a description of the acquisition financing, see "Liquidity and Capital Resources.")

          The Company continually monitors the success, in terms of sales, profitability and customer acceptance, of its product lines. In the event that one or more of its product lines does not meet the Company's expectations, the Company will discontinue their production. In accordance with this strategy, the Company discontinued the Kate McNaughton suit division in May 1996. During the third quarter of fiscal 1997, the Company began selling merchandise under its existing product lines to Sears, including Norton McNaughton and Norton Studio. Correspondingly, the Company will discontinue the Modiano product line in the fourth quarter of fiscal 1997. In addition, in the first quarter of fiscal 1998, the Company will discontinue the Lauren Alexandra private-label product line produced for Federated Department Stores. The Company expects to record special charges in the fourth quarter of fiscal 1997 in connection with the foregoing and the Company's continued focus on improving profitability.

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

           As a result of the Company's continued focus on improving profitability, the Company has implemented certain measures to improve gross profit margins and reduce overhead expenses. The Company intends to minimize the production of merchandise that it does not anticipate can be sold at acceptable profit levels to strengthen gross profit margins. In addition, effective in the first quarter of fiscal 1998, the Company has adopted a new pricing strategy pursuant to which the Company will offer its merchandise at lower initial selling prices relative to historical prices in an effort to reduce future sales allowances. This will be affected without a change to quality of merchandise. The Company anticipates that revenue levels in fiscal 1997 will (and in fiscal 1998, excluding Miss Erika may) decrease from those in fiscal 1996.

            With respect to the Company's efforts to control costs, the Company implemented certain cost savings measures at the end of the third quarter of fiscal 1996, which resulted in a significant reduction of its workforce. The benefits of this workforce reduction were savings of approximately $220,000 and $660,000, respectively, for the thirteen weeks and thirty-nine weeks ended August 2, 1997. These savings were offset in part by new hires and salary increases which occurred in the first half of fiscal 1997. In addition, the Company eliminated its in-store specialist program as of the end of fiscal 1996, which resulted in savings of approximately $175,000 and $525,000, respectively, for the thirteen weeks and thirty-nine weeks ended August 2, 1997. Subsequent to fiscal 1997, the Company expects that selling, general and administrative expenses ("SG&A" expenses) will decrease (exclusive of Miss Erika) due to certain cost savings measures, including further workforce reductions, which will be implemented during the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998.

           This Management's Discussion and Analysis contains forward-looking information about the Company's anticipated operating results, including following the proposed acquisition of Miss Erika. The Company's ability, including following the proposed acquisition of Miss Erika, to achieve its projected results is dependent on many factors which are outside of management's control. Some of the most significant factors, including following the proposed acquisition of Miss Erika, would be a further deterioration in retailing conditions for women's apparel, a further increase in price pressures and other competitive factors, any of which could result in an unanticipated decrease in gross profit margins, unanticipated problems arising with Miss Erika's business or the integration of Miss Erika's business with that of the Company, the unanticipated loss of a major customer, the unanticipated loss of a major contractor or supplier, and weather conditions which could impact retail traffic and the Company's ability, including following the proposed acquisition of Miss Erika, to ship on a timely basis. Accordingly, there can be no assurance that the Company, including following the proposed acquisition of Miss Erika, will achieve its anticipated operating results.



Results of Operations

The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the periods indicated, selected operating data as a percentage of net sales:

                                            Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                            --------------------        -----------------------
                                          August 2,      August 3,      August 2,      August 3,
                                            1997           1996           1997           1996
                                          ---------      ---------      ---------      ---------
Net sales                                   100.0%         100.0%         100.0%         100.0%
Cost of goods sold                           77.7           76.8           79.7           79.0
                                           ------         ------         ------         ------
Gross profit                                 22.3           23.2           20.3           21.0
Selling, general and
   administrative expenses                   18.6           20.1           23.0           20.5
                                           ------         ------         ------         ------
Income (loss) from operations                 3.7            3.1           (2.7)           0.5
Interest expense                              1.2            1.2            1.0            1.1
Interest income                              (0.1)          (0.1)           (.1)          (0.1)
                                           ------         ------         ------         ------
Income (loss) before provision
   (benefit) for income taxes                 2.6            2.0           (3.6)          (0.5)
Provision (benefit) for income taxes          1.1            0.8           (1.6)          (0.2)
                                           ------         ------         ------         ------
Net income (loss)                             1.5%           1.2%          (2.0)%         (0.3)%
                                           ======         ======         ======         ======


Quarter Ended August 2, 1997 Compared to Quarter Ended August 3, 1996

          Net sales were $48.2 million for the third quarter of fiscal 1997 compared to $48.3 million for the third quarter of fiscal 1996. Net sales in the Norton McNaughton product line increased $1.9 million due to a reduction in sales allowances and net sales in the Norton Studio product line increased $1.0 million. These increases were offset by a decrease in net sales in the Modiano product line of $2.2 million and a decrease in the Pant-her product line of $1.1 million.

          The gross profit margin was 22.3% for the third quarter of fiscal 1997, as compared to 23.2% for the third quarter of fiscal 1996. The decrease resulted primarily from a planned decrease in the selling prices of goods in an effort to avoid the later sale of merchandise at break-even or below cost and to reduce future sales allowances.

          SG&A expenses were $9.0 million in the third quarter of fiscal 1997, or 18.6% of net sales, as compared to $9.7 million in the third quarter of fiscal 1996, or 20.1% of net sales. The decrease resulted primarily from the allocation of certain personnel costs to capital projects related to the implementation of certain MIS systems, the elimination of the Company's in-store specialist program and the elimination of certain consulting agreements.

          Operating income increased from $1.5 million in the third quarter of fiscal 1996 to $1.8 million in the third quarter of fiscal 1997. The increase resulted primarily from a decrease in SG&A expenses in the third quarter of fiscal 1997 offset by a decrease in gross profit in the third quarter of fiscal 1997.

          Interest expense remained constant at approximately $600,000 for both the third quarter of fiscal 1997 and the third quarter of fiscal 1996.

Thirty-Nine Weeks Ended August 2, 1997 Compared to the Thirty-Nine Weeks Ended August 3, 1996

          Net sales decreased by 3.6% to $142.7 million in first nine months of fiscal 1997 from $148.1 million in the first nine months of fiscal 1996. The decrease of $5.4 million was primarily attributable to a decrease in net sales of $5.0 million, or 38.5%, in the Modiano product line due to a decision not to continue business with certain customers, a decrease in net sales of $3.4 million resulting from the discontinuation of the Kate McNaughton suit division in May 1996 and a decrease in net sales of $2.4 million, or 2.4%, in the Norton McNaughton product lines. These decreases were offset in part by an increase in net sales of $5.8 million, or 93.8%, in the Norton Studio product line and an increase of $1.4 million, or 34%, in the D.P.S. product line.

          The gross profit margin was 20.3% for the first nine months of fiscal 1997 as compared to 21.0% for the first nine months of fiscal 1996. The decrease resulted primarily from a planned decrease in the selling prices of goods in an effort avoid the later sale of merchandise at break-even or below cost and to reduce future sales allowances.

          SG&A expenses were $32.9 million in the first nine months of fiscal 1997, or 23.0% of net sales, as compared to $30.4 million in the first nine months of fiscal 1996, or 20.5% of net sales. SG&A expenses for the first nine months of fiscal 1997 includes a special charge of $5.7 million for severance payments resulting from management changes, the termination of certain lease obligations and the establishment of reserves for certain contingencies, including the anticipated closing of the Company's retail stores. Excluding the special charge of $5.7 million, SG&A expenses for the first nine months of fiscal 1997 would have been $27.2 million, or 19.1% of net sales. The decrease of $3.2 million, excluding the special charge, resulted primarily from the implementation of certain cost saving measures at the end of the third and fourth quarters of fiscal 1996. These included a significant reduction in the Company's workforce due to a further centralization of its production functions and the elimination of its in-store specialist program. The decrease was also attributable to the allocation of certain personnel costs to capital projects related to the implementation of certain MIS systems and a decrease in variable distribution and freight expenses resulting from a decrease in the volume of products shipped in the first nine months of fiscal 1997.

          Operating loss for the first nine months of fiscal 1997 was $3.9 million as compared to operating income for the first nine months of fiscal 1996 of $700,000. Excluding the special charge of $5.7 million, the Company would have had operating income of $1.8 million. The increase in operating income excluding the special charge resulted from the reduction in SG&A expenses in the first nine months of fiscal 1997, which was offset in part by lower sales volume and lower gross profit margin in the first nine months of fiscal 1997.

          Interest expense decreased to $1.3 million in the first nine months of fiscal 1997 from $1.6 million in the first nine months of fiscal 1996. The decrease of $300,000 was primarily attributable to the lower inventories being carried by the Company resulting from the Company's decision to increase its production of goods overseas. This has required outlays for inventory to be outstanding for shorter periods of time. The Company anticipates that it will continue to produce more of its garments overseas. For the fiscal year ended November 2, 1996, the Company produced approximately 57% of its garments overseas. The Company anticipates that approximately 60% to 70% of its products will be manufactured outside the United States in fiscal 1997.


Liquidity and Capital Resources

          The Company has received a commitment letter from two financial institutions to provide a $140.0 million secured term loan and revolving credit facility. The proceeds will be used to finance the acquisition of Miss Erika and the future working capital requirements of both the Company and Miss Erika. Pursuant to the new financing arrangement, the Company will continue to factor its accounts receivable as well as the accounts receivable of Miss Erika. However, the Company will no longer borrow under its existing factoring agreement. The closing of the aforementioned credit facility is subject to the execution of definitive documentation and other customary closing conditions.

           The Company's liquidity requirements arise from the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's primary sources of working capital are cash flow from operations and, prior to the closing of the new credit facility described above, advances under the Company's factoring agreement for its trade accounts receivable (the "Factoring Agreement"). The Company's borrowing requirements for working capital purposes are seasonal, with peak working capital needs generally arising at the end of the third fiscal quarter and extending through the fourth fiscal quarter. The Company had working capital of $36.1 million at August 2, 1997 as compared to $40.1 million at November 2, 1996. The decrease resulted primarily from the net loss for the first nine months of fiscal 1997 and the Company's expenditure of $1.5 million in connection with the open market purchases of its Common Stock under its stock repurchase program.

          The Company's Factoring Agreement provides for the sale of its trade accounts receivable, generally without recourse, up to a maximum established by the factor for each customer. The Company may borrow up to 90% of the net balance due on eligible accounts receivable, up to $10.0 million of additional advances and up to $20.0 million in letter of credit financing. From time to time, the Company borrows additional amounts from the factor in excess of those set forth in the preceding sentence. No such additional amounts were outstanding at August 2, 1997. Interest on factor advances is payable monthly at 0.75% below the NationsBank of Georgia, N.A. prime rate (the "Nations Prime Rate") for amounts advanced which are less than the purchase price of eligible accounts receivable, and 1.25% above the Nations Prime Rate for amounts advanced in excess of the purchase price of eligible accounts receivable. At August 2, 1997, outstanding advances under the Factoring Agreement were approximately $30.4 million and outstanding advances under the $10.0 million additional advance facility were approximately $6.1 million. Letters of credit outstanding amounted to approximately $15.7 million at August 2, 1997.

           The Company anticipates that it will incur an additional $300,000 to $500,000 of capital expenditures in connection with the upgrade of its management information systems in the remainder of fiscal 1997. The Company expects to finance these capital expenditures from internally generated funds and, prior to the closing of the new credit facility described above, advances under the Factoring Agreement.

          As previously announced, the Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $7.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. In the third quarter of fiscal 1997, the Company purchased 25,000 shares at an aggregate cost of $131,250. As of the end of the third quarter of fiscal 1997, the Company had purchased a total of 651,000 shares at an aggregate cost of $5,534,950.

          Management believes that cash generated from operations and advances under its Factoring Agreement (and following the closing of its new credit facility, advances thereunder) will provide sufficient cash resources to finance the Company's working capital and capital expenditure requirements for the current and next fiscal year.

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

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

a)        Exhibit 3        Certificate of Incorporation of ME Acquisition Corp.

          Exhibit 27       Financial Data Schedule (For SEC use only).

b) There was one Current Report on Form 8-K filed by the registrant during the thirteen weeks ended August 2, 1997 under Item 5, "Other Events." There was one Current Report on Form 8-K filed by the registrant subsequent to the thirteen weeks ended August 2, 1997 under
          Item 5, "Other Events."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             NORTON MCNAUGHTON, INC.
                                   (Registrant)
Date: Sept. 16, 1997         By /s/Sanford Greenberg
                             SANFORD GREENBERG
                             Chairman of the Board and
                             Chief Executive Officer
                             (Principal Executive and
                             Operating Officer)


Date: Sept. 16, 1997         By /s/Amanda J. Bokman
                             AMANDA J. BOKMAN
                             Vice President, Chief Financial Officer,
                             Secretary and Treasurer
                             (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX

          Exhibit 3        Certificate of Incorporation of ME Acquisition Corp.

          Exhibit 27       Financial Data Schedule (For SEC use only).