Form 10-K
period 1997-11-01
NORTON MCNAUGHTON INC
filed 1998-02-17
CIK 917692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      FOR THE FISCAL YEAR ENDED NOVEMBER 1, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM         TO

COMMISSION FILE NUMBER 0-23440

                             NORTON MCNAUGHTON, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 13-3747173
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                  Identification No.)

         463 SEVENTH AVENUE
            NEW YORK, NY                                   10018
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (212) 947-2960

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of January 30, 1998, was approximately $29,529,000.

As of January 30, 1998, there were 7,412,582 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Registrant's definitive proxy statement for the annual meeting of stockholders to be held April 6, 1998, which will be filed with the Commission subsequent to the date hereof pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS

      Norton McNaughton, Inc. and Subsidiaries (the "Company") designs, contracts for the manufacture of and markets a broad line of brand name, moderately priced women's career and casual clothing. The Company's product lines include collections of related separates coordinated by color and style, as well as casual weekend wear and related knitwear separates. The Company markets its products under its nationally known labels, including Norton McNaughton(R), Norton McNaughton(R) Petite, Maggie McNaughton(R), Maggie McNaughton(R) Petite, Pant-her(R), D.P.S. (R) and Norton Studio(R), and through its subsidiary Miss Erika, Inc. ("Miss Erika"), Erika(R).

      In fiscal 1997, the Company implemented certain strategic initiatives in an effort to improve the Company's profitability and position the Company for future growth. These included the narrowing of management's focus to the Company's key divisions, including Norton McNaughton(R) and Norton Studio(R), several merchandising initiatives in the Norton McNaughton(R) division, including changes in pricing and product assortment, improvements in product sourcing, significant reductions in overhead, and the decision to pursue strategic acquisitions. The Company adopted its acquisition strategy in order to diversify its distribution channels, broaden its product offerings, further develop its global product sourcing capability, and to gain access to additional merchandising and managerial talent.

      On September 30, 1997, the Company completed the acquisition of substantially all the assets and the assumption of substantially all the liabilities of Miss Erika, a privately-held manufacturer of women's moderately priced women's casual separates. The terms of the transaction provided for the payment at closing of approximately $24 million in cash, with additional consideration payable in cash or Company Common Stock, at the Company's option, based on the profitability of Miss Erika in fiscal years 1998 and 1999. In addition, the Company paid approximately $3.9 million at closing, including the repayment of approximately $2.5 million of assumed indebtedness and $1.4 million for other assumed liabilities.

      In connection with the acquisition, the Company entered into a $140 million secured term loan and revolving credit facility with NationsBanc Commercial Corporation and the CIT Group/Commercial Services, Inc. The proceeds were used to finance the acquisition and will be for ongoing working capital requirements of the combined entity. Pursuant to the new financing arrangement, the Company will continue to factor its accounts receivable, as well as the accounts receivable of Miss Erika.

PRODUCTS

      The Company's Norton McNaughton and Norton Studio product lines are marketed primarily as collections of related separates of jackets, skirts, pants, shorts, blouses and knit products, which, while sold as separates, are coordinated as to styles, colors and fabrics and are designed to be merchandised and worn together. New collections of coordinated separates are introduced in six principal selling seasons - spring, summer, transition, fall, winter and holiday/resort. Products sold under the Erika and D.P.S. labels are marketed primarily as separates, and are introduced in four key selling seasons, namely, spring, transition, fall and holiday. All of the Company's products are fabricated from natural and synthetic fibers and blends, and many are manufactured in petite and large sizes in addition to misses. The introduction of different collections in each season is staggered to ensure that consumers are introduced on a monthly basis to fresh full-priced merchandise. The Company's clothing collections are moderately priced and are designed for both career and casual women's needs. The Company's products generally retail for $20 to $80, averaging approximately $30 to $50.

      The following table sets forth information concerning the Company's product lines:

          LABEL                      PRINCIPAL DISTRIBUTION CHANNELS        RETAIL PRICE RANGE
          -----                      -------------------------------        ------------------
      Norton McNaughton              Department stores, national chains            $20-80
      Norton McNaughton Petite
      Maggie McNaughton
      Maggie McNaughton Petite

      Norton Studio                  Department stores, national chains            $20-80

      Erika                          National chains,department stores,            $10-50
                                     mass merchants and specialty stores

      D.P.S                          Department stores, national chains,           $20-40
                                     mass merchants and specialty stores

      Pant-her                       The May Department Stores Company             $25-80

Norton McNaughton

      The Norton McNaughton product line was introduced in 1981, and features moderately priced color and style coordinated jackets, skirts, pants, shorts, blouses and sweaters for the career woman. The product lines are sold in misses, petite and large sizes under the Norton McNaughton, Norton McNaughton Petite, Maggie McNaughton and Maggie McNaughton Petite labels to department stores and national chains. The target customer for these product lines are working women aged 25 to 55 with annual income of $20,000 to $50,000.

Norton Studio

      The Norton Studio product line was introduced in early 1996, and consists of moderately priced women's career and casual knitwear collections offered in misses, petite and large sizes. The line is designed for the same target customer as the Norton McNaughton product line and is sold in department stores and national chains.

Erika

      The Erika product line was introduced in 1968, and consists of women's moderately priced knit and woven separates, including knit tops and bottoms, sweaters, dresses and jackets, and more casual apparel such as shorts, skirts, tank tops and jumpers. The target customer is a middle income, budgeted-minded but fashionable woman ranging in age from 15 to 50 years old. The product line is distributed in a variety of retail channels, including national chains and department stores.

Miss Erika private-label

      In addition to products sold under Miss Erika's brand names, Miss Erika works with retail chains to develop product lines sold under the retailers' private labels. Miss Erika coordinates with buyers to design and manufacture private label products in specified colors, fabrics and styles. These buyers may provide samples to Miss Erika, select styles already available in Miss Erika's showroom or, together with Miss Erika's designers, create their own variations.

D.P.S.

      The D.P.S. product line was introduced in 1995, and offers a line of moderately priced weekend wear in misses and large sizes. The lines consist of casual separates including jumpers, sport dresses, pants, shirts, skirts, shorts, jackets and leggings. The lines are designed for the same target customer as the Norton McNaughton product line and are sold to department stores, national chains and mass merchants.

Pant-her

      The Pant-her product line was introduced in 1993 and is sold exclusively to The May Department Stores Company ("May Company"). This product line features a full line of traditional related separates in misses, petite and large sizes. The Pant-her product line is designed for women ranging in age from 40 to 70 plus years old.

      The Company's Norton McNaughton of Squire, Inc. ("Norton") subsidiary has an agreement with May Company which requires Norton to sell Pant-her products exclusively to May Company stores and requires May Company to purchase not less than $7 million of Pant-her products during the 12-month period ending June 30, 1997 and each succeeding 12-month period thereafter. Norton and May Company have mutually agreed to terminate their agreement effective March 1, 1998. Norton does not currently anticipate that it will offer merchandise under this label after the effective date of the termination. May Company is continuing to purchase the Company's other product lines.

CUSTOMERS

      The Company's products are sold nationwide in an estimated 7,000 individual stores operated by over 350 department stores, national chains, mass merchants, specialty retailers and discount stores. The following table sets forth approximate percentages of the Company's net sales to its three largest customers in fiscal 1997, fiscal 1996 and fiscal 1995:

                          Fiscal         Fiscal         Fiscal
 Name                     1997 (3)        1996           1995
 ----                     --------        ----           ----
May Company (1)             29%            34%            36%
Federated (2)               17             20             19
J.C. Penney                 11             12              7
                            --             --             --
    Total                   57%            66%            62%
                            --             --             --

---------------

(1) Included in May Company are Hechts, Foley's, Robinsons-May, Kaufmann's, Filene's, Famous Barr and Meier & Frank.

(2) Included in Federated Department Stores are Rich's, Burdines, Bon Marche, Stern's and Macy's.

(3) Includes sales of Erika products for the fiscal month ended November 1, 1997 only.

MARKETING AND SALES

      The Company's noncommission sales forces are located in their respective New York City showrooms. The Company does not employ independent sales representatives, nor maintain any regional showrooms. Senior management is actively involved in the Company's marketing and selling efforts. The Company emphasizes the development of long-term customer relationships by consulting with its customers concerning the style and coordination of clothing purchased by the store, optimal delivery schedules, floor presentation, pricing and other merchandising considerations. Frequent communication between the Company's senior management and other sales personnel and their counterparts at various levels in the buying organizations of the Company's customers is an important element of the Company's marketing and sales efforts. These contacts allow the Company to monitor retail sales volume and to adjust product mix and pricing in an attempt to maximize sales at acceptable profit margins for both the Company and its customers. The Company's marketing efforts attempt to build upon the success of prior selling seasons to encourage existing retail customers to devote greater selling space to the Company's product lines, to penetrate different buying groups at large customers, and to obtain additional retail store customers. Currently, the Company does not advertise, although its products are frequently featured by retailers in their advertisements.

      The Company has implemented significant merchandising initiatives, which the Company believes will help it achieve stronger sell-throughs with improved gross margin levels in its Norton McNaughton division. The Company's improved product sourcing (see "Sourcing and Distribution" below) facilitated its adoption of a new pricing strategy emphasizing lower retail prices. In addition, the Company initiated a new product strategy consisting of narrower product assortments in its fashion groups while offering more fashionable products in a wider variety of fabrications.

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

      The design process begins with the development of fashion concepts, color schemes and fabric selections approximately six to twelve months before the production process begins. Once color schemes, fabric selections and other concepts are developed, designs are finalized, fabric swatches and silhouettes are selected, and finally, samples are produced. Approximately two to three months prior to a product line's release, previews are held with the Company's major customers to exchange ideas and to review colors, patterns, fabrics, styling and price points. These previews allow the Company to redesign and refocus the components of its collections before significant fabric and production commitments are made.

      The Company maintains an in-house art department for its print design process to service its Norton McNaughton and D.P.S. product lines. Rather than buying all of its printed fabrics from suppliers' open lines of fabrics, the Company's design staff starts with "art work" which the Company purchases from over 25 art studios worldwide. Working with the art departments at mills, converters and other fabric suppliers, the Company's art department redesigns the "art work" by altering colors, backgrounds, graphics, shapes and other items to make it suitable for printed fabrics which it believes will fit the fashion tastes of the Company's target retail consumers.

SOURCING AND DISTRIBUTION

      The Company contracts for the manufacture of all of its products. The Company believes that contract manufacturing allows it to maximize production flexibility while avoiding significant capital expenditures and the fixed cost of managing a large production work force. The Company sources its products both domestically and abroad, and has continued to place a greater percentage of its production overseas over the past five years. During fiscal 1997 and fiscal 1996, approximately 63% and 43%, respectively, of the Company's products were manufactured outside the United States. The Company attributes the increase in overseas production of its products during the past few fiscal years to more competitive pricing, a highly skilled and better equipped labor force, higher quality standards and changes in its product lines as dictated by fashion trends.

      The Company believes that foreign contract manufacturing allows it to take advantage of lower manufacturing costs for products which are more labor intensive, and to avail itself of a skilled labor force which is better equipped and trained to produce certain products, such as knitwear and silk. With the increasing incidence of casual dressing in the workplace, the importance of knitwear as a continuing fashion trend, and with the acquisition of Miss Erika, the Company anticipates that approximately 90% to 95% of its products will be manufactured outside the United States in fiscal 1998. While the Company believes that domestic contract manufacturing provides production flexibility due to shorter required lead times, these benefits are substantially offset by cost, diversity and quality considerations of overseas production.

      The Company determines its sourcing requirements for each season according to sales plans with retail customers, prior years' experience, current fashion trends, regional considerations, feedback from retailers, early bookings and management's estimates of a line's performance. Inventory for each delivery of the Norton McNaughton and Norton Studio product lines is ultimately purchased according to a line plan, which is developed after these factors are considered. The Erika product lines are planned utilizing historical and current performance, perceived growth opportunities and current fashion trends to determine sales plans and gross profit objectives by merchandise category. Planned receipts by month, customer order booking plans, and planned shipments are each an integral part of the Company's business planning process.

      In fiscal 1997, Norton engaged the services of approximately 45 sewing and knitting contractors and purchasing agents in the United States, substantially all of which are located in the New York City metropolitan area, and 28 overseas contractors and purchasing agents located in the Caribbean basin, Central America, the Far East, the Middle East, and Europe. These contractors may in turn subcontract work to other sewing or knitting contractors and these purchasing agents contract work to sewing or knitting contractors. In fiscal 1997, Miss Erika engaged the services of approximately 15 purchasing agents located in the Far East, the Middle East, Europe and the United States. These purchasing agents contract work to sewing or knitting contractors located in the Far East, the Middle East, Central America, Africa and Europe. The Company does not have any long-term supply agreements with any of its sewing or knitting contractors or purchasing agents. No single sewing or knitting contractor or purchasing agent accounted for more than 10% of the Company's domestic or foreign manufacturing in fiscal 1997.

      Miss Erika contracts for the production of its garments through a network of purchasing agents located overseas. Although no contractual obligations exist between Miss Erika and its purchasing agents, except on an order-by-order basis, Miss Erika has consistently ordered its merchandise through these same agents, in several cases, for over ten years. Although the agents facilitate the procurement process, Miss Erika maintains relationships with many factories directly. The development and maintenance of both of these relationships by Miss Erika's management team has provided Miss Erika with what the Company believes to be a competitive advantage in the pricing, scheduling, delivery and quality of the garments produced for it. Miss Erika believes that the number and geographical diversity of its agents and manufacturers minimize the risk of adverse consequences that would result from the termination of its relationship with any single agent or manufacturer and that replacements could be developed if necessary.

      The Company's Norton McNaughton and D.P.S. product lines consist of woven garments, knits and sweaters. The woven components of these product lines are sourced through import programs, and to a lesser degree, domestically, via purchasing agents or directly with factories. The knit components of these product lines, as well as the Erika and Norton Studio product lines, are sourced primarily through import package programs transacted through agents.

      The Company determines how and where goods will be sourced by considering a number of factors. These include the origin of the proposed fabric, styling of the garment, equipment requirements, skill of the indigenous labor force with the fabric, and cost considerations. Once the locational determinations have been made, the Company will approach several agents or factories for each order using production samples and patterns produced by design staff. After evaluating the quality, pricing, delivery and prior product expertise of the potential manufacturers, a selection is made and purchase orders are issued. If an import program, these orders may be supported by letters of credit.

      The woven components of the Norton McNaughton and D.P.S. product lines are sourced primarily through import programs, largely in China. The process starts with the design and selection of the fabric for the garments to be produced in a given program. The Company will source and develop the fabric with a local mill or converter. This portion of the process requires lead time of two to four months. Upon approval of the fabric, the Company will designate the fabric supplier to be used by the factory, including the quantities necessary to be purchased to satisfy the Company's purchase order. In most programs, the fabrics are purchased directly by the factory. In addition, the Company is responsible for the development of the patterns and markers, which the factory will use to cut the fabric for the garments. The cycle time from fabric purchase commitment by the factory to finished goods receipt is generally an additional four to six months, creating total cycle time of six to ten months in the case of Far Eastern, Middle Eastern, African and European sourced manufacturing. The Company attempts to offset the long lead-time necessary for foreign sourced fabrics and manufacturing by early and timely attention to production planning.

      The Company also sources a large portion of its woven products in the Caribbean basin or Mexico, utilizing favorable "807" customs regulations. In general, these provide that articles assembled abroad from United States components may be exempt from United States duties on the value of these components. The remainder of the Company's woven product sourcing occurs domestically. The domestic and "807" manufacturing process begins with the receipt in the Company's warehouse of fabrics from mills, converters and other fabric suppliers. Over the next one to four weeks, fabrics are cut to the Company's design specifications. The cut goods are then shipped to various outside contractors for sewing. The sewing process generally takes one to two months for domestic contractors, and two to four months in the case of Caribbean or Mexican contractors.

      The knit and sweater components of the Norton McNaughton and D.P.S. product lines, as well as the Erika and Norton Studio product lines are produced almost exclusively abroad through a network of agents. The process begins with the development of detailed design specifications regarding fabric, fit and styling. Based upon these specifications, the factory creates the pattern and develops a first prototype. Upon approval of the prototype, the factory purchases all necessary fabric and other materials from various suppliers. As the garments are being manufactured, the agent obtains the necessary quota allocations and customs clearances, monitors production to ensure quality, compliance with the Company's specifications and timely delivery of finished goods, and issues inspection certificates. Depending upon the size of the order, the cycle time for this process ranges from four to eight months.

      Norton has long-term agreements with its domestic cutting contractor (Cutting Edge Services, Inc., formerly Toni-Linda Productions, Inc.) and its finished goods distribution contractor (Railroad Enterprises, Inc.) who perform their functions in the contractors' leased cutting and warehouse facilities. Generally, these agreements require Norton to utilize the services of the contractors exclusively unless a contractor experiences volume limitations which prevent it from performing services for Norton. The agreements also require the contractors to provide their services exclusively to Norton. The agreements have initial terms ending on June 30, 2000 (distribution) and June 30, 2001 (cutting), respectively, and may be terminated by Norton upon notice and lapse of cure periods in the event that the contractors are not performing their services under the agreements. In addition, after 2000 and 2001, respectively, Norton may terminate either of the agreements on June 30 of any year in the event that it elects to perform "in-house" the services provided by the applicable contractor. In such event, Norton would be obligated to pay the terminated contractor a fee equal to $0.15 for each garment cut or $0.10 for each garment distributed, as applicable, during the year preceding the date on which Norton terminates the agreement, but not less than $1,500,000, in the case of the cutting contractor, or $750,000, in the case of the distribution contractor. In addition, Norton would be required to assume certain obligations of the terminated contractor arising under real estate leases (including the leased warehouse facilities) and equipment purchase contracts, in either case for property utilized in rendering services to Norton. Norton cannot determine the amount of these obligations.

      Due to the increasing movement of Norton's production abroad, it is currently contemplating the termination of its agreement with its cutting contractor. Preliminary negotiations are in progress and the Company anticipates the cost of any termination will be no greater than $1.5 million. At the present time, the Company cannot predict the ultimate disposition of these negotiations. Norton has no present intention of bringing the distribution function "in-house" or otherwise terminating such agreement. The loss of the services of the distribution contractor would have a materially adverse effect on the Company's business until alternative arrangements could be secured. The Company believes that it could replace this contractor within a six-month period.

      In addition to its agreements with these two contractors, Norton subleases its fabric warehouse (see "Properties") from its cutting contractor and guarantees that contractor's obligations under its prime lease in an amount up to approximately $250,000 in the aggregate. Norton guarantees its distribution contractor's obligations under its lease in an amount up to $500,000 in the aggregate. From time to time, in the ordinary course of business, Norton makes interest bearing loans to its distribution contractor to facilitate the expansion and improvement of the contractor's distribution facilities for the benefit of Norton. All such loans have been paid in accordance with their terms. At November 1, 1997, the aggregate principal amount of such loans was approximately $157,000.

      The Company's quality control personnel monitor the manufacturing processes at the Company's contractors domestically and abroad in order to ensure that they meet the Company's quality standards. Substantially all of the Company's fabrics for domestic and "807" production are inspected upon receipt in the Company's warehouse. In addition, the Company's quality control program includes on-site inspections of work-in-process and finished goods during the production process and inspection of finished goods upon receipt. To date, the Company has experienced a return rate of less than one percent for poor quality garments.

      Finished goods are received into the Company's distribution centers, where incoming merchandise is checked against the purchase order, entered into the Company's management information systems, undergoes quality assurance procedures and is stored on racks by style number and color. Over the next one to six weeks, shipments are made to the Company's customers in quantities, at locations, and in packaging as specified by these customers. Miss Erika ships to its retail customers daily principally through a local trucking company whose primary customer is Miss Erika and whose headquarters are in the Miss Erika warehouse. Miss Erika represents more than 95% of the trucking company's revenues and is therefore able to negotiate favorable rates and scheduling. The owner of the trucking company is an employee of Miss Erika.

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

      The Company operates separate management information systems for Norton and Miss Erika. Norton's recently upgraded management information systems address the purchasing, shipping, production and financial functions in an integrated application. Miss Erika's stand-alone management information systems have similar capabilities to those of Norton. During fiscal 1997, Norton automated its design and production areas by implementing a CAD-based design specification system. Norton will continue to improve and upgrade its management information systems in fiscal 1998, and, over time, will integrate Miss Erika's management information systems into Norton's. New systems developments will include the implementation of a pattern making, marking and grading system to automate these currently manual production functions. In addition, the Company will be required to modify portions of the Company's software so that it will function properly in the year 2000. Preliminary estimates of the total costs to be incurred prior to the year 2000 are immaterial and will not have a material impact on the Company's business, operations or its financial condition. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

TRADEMARKS

      The Company has registered the trademarks Norton McNaughton, Maggie McNaughton, Norton Studio, D.P.S., Danielle Paige, Modiano and Pant-Her in the United States. Miss Erika has registered the Erika, Alyssa Brooke, Private Party, Return to Nature, Ricki, Sugar Blues, Sugar Co. Ltd. and White Mountain College trademarks in the United States, and has filed for the U.S. Registration of the Erika Dimensions trademark. The Company has registered the trademark Pant-Her and Maggie McNaughton in Canada, and has filed for the registration of the Norton McNaughton trademark in Canada. The Company has also registered the trademark Norton McNaughton in Mexico and Chile and has filed for registration in the European economic community. The Company has also registered the trademark Maggie McNaughton in the United Kingdom. The Company regards its trademarks as valuable assets and believes that they have value in the marketing of its products.

BACKLOG

      At November 1, 1997, the Company had a total of approximately $121.0 million of unfilled, confirmed and unconfirmed customer orders compared to approximately $63.0 million at November 2, 1996. The increase is due to Miss Erika whose unfilled, confirmed and unconfirmed orders were $57.5 million at November 1, 1997. These orders are generally scheduled for delivery within one to two months after confirmation. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the manufacturing and shipping of the products which, in many instances, depends on customers' demands. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. There can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders.

COMPETITION

      There is intense competition in the women's apparel industry. The Company competes with numerous other manufacturers and distributors, many of which are larger and have substantially greater resources than the Company. The Company believes that it competes favorably on the basis of the style, quality and value of its products, production and sourcing strengths, and the long-term customer relationships which it has developed.

EMPLOYEES

      The Company currently employs approximately 339 full-time employees. Norton presently has approximately 203 full-time employees, including eight in executive or managerial positions, approximately 150 in production, design, marketing and sales positions and approximately 45 in administrative and accounting positions. Miss Erika presently has approximately 136 full-time employees, including six in executive or managerial positions, approximately 105 in production, design, marketing and sales positions and approximately 25 in administrative and accounting positions. None of the Company's employees are subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

The Company currently conducts its business from the following leased facilities:

                                                                  Lease                     Approximate     Approximate
                                                                  Expiration                Number of       Annual Rental
Facility                     Location                             Date                      Square Feet     Expenses(1)
--------                     --------                             ----                      -----------     -----------
Executive,                   463 Seventh Avenue                   July 31, 2008              40,000         $  410,000
production                   9th and 10th Floors
and design offices           New York, NY (Norton)

Showroom                     1407 Broadway
                             New York, NY
                             4th Floor (Miss Erika)               January 31, 2000           10,300         $  350,000
                             26th Floor (Norton)                  January 31, 2004           11,600         $  400,000

Fabric                       3349 Whelan Road                     December 31, 2003          25,000         $  100,000
warehouse(2)                 East Rutherford, NJ (Norton)

Administrative               333 North Street                     December 31, 2007         220,000         $1,420,000
offices and finished         Teterboro, NJ (Miss Erika)
goods warehouse

---------------

(1)   Before escalations for taxes, CPI and other adjustments.

(2) This warehouse space is leased from the Company's cutting contractor. See "Business-Sourcing and Distribution."

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

                       Fiscal 1997                       Fiscal 1996
                  --------------------              -------------------
                  High             Low              High            Low
                  ----             ---              ----            ---
1st quarter      $9.88            $6.00            $19.75          $5.75
2nd quarter      $6.75            $5.38            $11.50          $7.00
3rd quarter      $5.88            $4.63            $12.50          $6.00
4th quarter      $6.25            $4.63            $ 8.94          $6.00

      The closing sales price of the Company's Common Stock on January 30, 1998 was $5.63 per share.

      The Company has never paid cash or other dividends on its Common Stock. The payment of dividends is within the discretion of the Company's Board of Directors; however, in view of potential working capital needs and in order to finance future growth, it is unlikely that the Company will pay any cash dividends on its Common Stock in the foreseeable future. Pursuant to the Company's secured term loan and revolving credit agreement, it may not pay cash dividends without the prior written consent of the secured lenders so long as any principal of or interest on loans or letters of credit issued thereunder shall remain unpaid.

      On January 30, 1998, there were approximately 84 record holders of the Company's Common Stock and, the Company estimates, approximately 1,400 beneficial holders of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.


                                                                Fiscal Year Ended (1)
                               ------------------------------------------------------------------------------------------
                               November 1,          November 2,     November 4,       November 4,             November 5,
                                  1997                 1996             1995             1994                    1993
                               ---------             --------         --------         --------               ---------
                                                      (In Thousands, Except Per Share Amounts)
INCOME STATEMENT DATA:

Net sales                      $ 218,782             $220,823         $227,530         $168,621               $ 133,329

Income (loss)
from operations                   (5,773)(4)            4,781           17,813           17,487                   7,418

Net income (loss)                 (4,705)(4)            1,524            9,703            8,821(2)                2,692

Net income (loss)
per common
share                          ($   0.63)(4)         $   0.20         $   1.20         $   1.22(2)(3)         $    0.43(3)
                               =========             ========         ========         ========               =========


Weighted average
shares and
common share
equivalents
outstanding                        7,488                7,781            8,056            7,084                   5,086
                               =========             ========         ========         ========               =========

BALANCE SHEET DATA:

Working capital                $  39,312             $ 40,057         $ 43,502         $ 34,586               $   6,651

Total assets                     118,762               61,109           73,524           55,331                  35,226

Long-term debt,
excluding current
portion                           12,000                   --               --               --                  14,280

Class B Preferred
Stock -
redeemable                            --                   --               --               --                   4,000

Stockholders'
equity
(deficiency)                      42,163               48,286           50,469           40,300                  (5,352)


(Footnotes on following page)

(1) The Company operates on a 52 or 53-week fiscal year. The Company's fiscal year ends on October 31, if such date fell on a Saturday, or the first Saturday following October 31. In fiscal years 1994 and prior, the Company's fiscal year ended on October 31, if such date fell on a Friday, or the first Friday following October 31. Closing its fiscal year on a Saturday enables the Company to report the results of its operations in a manner that is more consistent with both retail/apparel industry practice and the close of its actual business cycle. Data for the fiscal year ended November 1, 1997 reflects the acquisition of Miss Erika on September 30, 1997. Data for all fiscal years shown include the results of operations for 52 weeks.

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

(3) Reflects net income available to holders of Common Stock after payment of dividends on Class B Preferred Stock-redeemable of $168,000 and $480,000 in fiscal 1994 and 1993, respectively. This stock was redeemed by the Company in March 1994.

(4) Loss from operations for fiscal year 1997 includes special charges of approximately $9.4 million. On an after-tax basis, such special charges aggregated $5.5 million, or $0.73 per share. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      As is the norm in the apparel industry, the Company engages in promotional activity with its customers which affect the Company's sales, gross profit and gross profit margins. Norton accomplishes this by granting its customers sales allowances, while Miss Erika sells merchandise at promotional prices. Accordingly, the Company's sales, gross profit and gross profit margins vary from fiscal quarter to quarter and fiscal year to year. In addition, the Company generally ships its products in accordance with normal apparel industry shipping cycles. Correspondingly, sales, gross profit and gross profit margins may be affected by the timing of shipping cycles or the delivery of finished goods. This may result in shipments to customers occurring before or after a particular fiscal quarter end, thereby affecting both fiscal quarter to quarter comparisons and quarter to quarter results during a fiscal year.

      The Company contracts for the manufacture of all of its products and continues to increase the proportion of its products produced overseas. Contract manufacturing allows the Company to avoid significant capital expenditures for manufacturing facilities and the fixed costs of maintaining a large production work force. Foreign contract manufacturing allows it to take advantage of lower manufacturing costs, thereby allowing it to reduce prices to its customers. The Company believes that foreign sourcing also allows the Company to avail itself of a better equipped and more skilled labor force, thereby allowing it to produce a higher quality, better valued product for its customers. The Company offsets the longer lead-time necessary for foreign sourced fabrics and manufacturing by early and timely attention to production planning.

      The Company's continuing focus on improving profitability has led the Company to undertake certain initiatives to improve gross profit and gross profit margins. These include the implementation of certain merchandising changes, as well as the closure of underperforming divisions.

      In the merchandising area, the Company has recently reduced the number of products (i.e. reduced the number of SKU's) offered in any particular collection of its Norton McNaughton product line in an effort to minimize the number of unrelated items unsold at the end of a selling period. The Company has undertaken this initiative to reduce sales allowances required to compensate retailers for retail price reductions taken to sell unrelated clothing items. In addition, by taking advantage of product sourcing opportunities, the Company has been able to offer quality and fashionable products to retailers at lower price points in an effort to further enhance the sales of the Company's products to retailers and to consumers and to further reduce sales allowances. These initiatives have been undertaken without a change to quality of merchandise. As a result of these initiatives, the Company anticipates that revenue levels in fiscal 1998, excluding Miss Erika, will decrease from those in fiscal 1997.

      The Company continually monitors the success, in terms of sales, profitability and customer acceptance, of its product lines. In the event that one or more of its product lines does not meet the Company's expectations, the Company will discontinue their production. During the third quarter of fiscal 1997, the Company began selling merchandise under its existing product lines to Sears, including Norton McNaughton and Norton Studio. Correspondingly, the Company discontinued the Modiano product line, which had been produced exclusively for Sears, in the fourth quarter of fiscal 1997. In addition, the Company will discontinue the Lauren Alexandra private-label product line produced for Federated Department Stores and the catalog division in the first quarter of fiscal 1998, and the Pant-her private-label product line produced for The May Department Stores Company in the second quarter of fiscal 1998.

      In addition, during the second quarter of fiscal 1997, the Company decided to close its retail outlet stores due to this division's inability to meet the Company's profitability targets. The Company utilized these retail outlets to liquidate excess inventory, including end-of-stock, out-of-season and other miscellaneous merchandise. Due to the Company's new merchandising strategy, the Company believes that it will reduce its need to liquidate excess inventory. To the extent that the Company is required to dispose of excess merchandise in the future, the Company believes that it can do so on a more cost-effective basis through discounters and other retailers.

      In fiscal 1997, the aforementioned discontinued divisions contributed approximately $33.4 million to net sales and experienced approximately breakeven operating results. The Company recorded special charges in the fourth quarter of fiscal 1997 of approximately $3.7 million in connection with the closure of these divisions.

      The Company implemented several other significant initiatives in fiscal 1997. In the second quarter of fiscal 1997, the Company appointed a new President and Chief Operating Officer, and the Company's former President and a consultant terminated their relationship with the Company. In addition, the Company terminated certain lease obligations, and made the determination to close its retail outlet stores, as discussed above. In connection with these changes, the Company recorded special charges of approximately $5.7 million in the second quarter of fiscal 1997.

      During the fourth quarter of fiscal 1997, in an effort to further streamline operations and in conjunction with the Company's decision to discontinue the various divisions discussed earlier, the Company reduced its workforce by approximately 33%. Other cost savings measures implemented included merchandising changes, which will enable the Company to produce fewer samples, and reductions in executive compensation and ancillary expenses. As a result of these initiatives and those undertaken in the second quarter, the Company anticipates that it (without taking Miss Erika into account) may achieve cost savings of up to $3.0 million in fiscal 1998, although savings as a result of workforce reductions will be offset by any new hires above the Company's plan.

      This Management's Discussion and Analysis and other parts of this Annual Report on Form 10-K contain forward-looking information about the Company's anticipated operating results, including following the acquisition of Miss Erika. The Company's ability to achieve its projected results is dependent on many factors which are outside of management's control. Some of the most significant factors would be a further deterioration in retailing conditions for women's apparel, a further increase in price pressures and other competitive factors, any of which could result in an unanticipated decrease in gross profit margins, an unanticipated need to hire additional personnel above the Company's plan, unanticipated problems arising with Miss Erika's business or the integration of Miss Erika's business with that of the Company, the unanticipated loss of a major customer, the unanticipated loss of a major contractor or supplier, and weather conditions which could impact retail traffic and the Company's ability to ship on a timely basis. Accordingly, there can be no assurance that the Company, including following the acquisition of Miss Erika, will achieve its anticipated operating results.

Results of Operations

      The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere herein. The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, selected operating data as a percentage of net sales.

                                                                                 Fiscal Year
                                                                  ----------------------------------------
                                                                  1997(1)           1996             1995
                                                                  ------           ------           ------
Net sales                                                          100.0%           100.0%           100.0%
Cost of goods sold                                                  82.1             79.7             75.5
                                                                  ------           ------           ------
Gross profit                                                        17.9             20.3             24.5
Selling, general and administrative expenses                        20.6             18.1             16.7
                                                                  ------           ------           ------
Income (loss) from operations                                       (2.7)             2.2              7.8
Interest expense and amortization of deferred
      financing costs                                                1.1              1.1              0.6
Other income, net                                                   (0.1)            (0.1)            (0.1)
                                                                  ------           ------           ------
Income (loss) before provision (benefit) for income taxes           (3.7)             1.2              7.3

Provision (benefit) for income taxes                                (1.6)             0.5              3.0
                                                                  ------           ------           ------
Net income (loss)                                                   (2.1)%          0.7 %              4.3%
                                                                  ======           ======           ======

-----------------

 (1) Includes Miss Erika from September 30, 1997.

Fiscal 1997 Compared to Fiscal 1996

      Net sales decreased by $2.0 million, or 1.0 %, to $218.8 million in fiscal 1997 from $220.8 million in fiscal 1996. This decrease in net sales resulted primarily from a decrease in net sales of $13.6 million in the Norton McNaughton product lines, a decrease in net sales of $5.2 million in the Modiano product line, a decrease in net sales of $3.8 million in the Pant-her product line, a decrease in net sales of $2.1 million in the Lauren Alexandra product line and a decrease in net sales of $3.0 million resulting from the discontinuation of the Kate McNaughton product line in May 1996. These decreases were offset in part by an increase in net sales of $10.2 million in the Norton Studio product line, an increase in net sales of $2.8 million in the D.P.S. product line and net sales of Erika product lines of $10.4 million, following the acquisition of Miss Erika on September 30, 1997.

      Gross profit and gross profit margin in fiscal 1997 were $39.2 million and 17.9%, respectively, as compared to gross profit and gross profit margin of $44.8 million and 20.3%, respectively, in fiscal 1996. The gross profit in fiscal 1997 reflects special charges taken in the fourth quarter of fiscal 1997 of approximately $3.7 million for sales allowances and inventory close-outs related to the closure of certain underperforming divisions, including the Modiano, Lauren Alexandra and catalog divisions, as well as the Pant-her division, which will discontinue product shipments in the second quarter of fiscal 1998. Excluding the special charges of $3.7 million, gross profit and gross profit margin for fiscal 1997 would have been $42.9 million and 19.4%, respectively. The decrease resulted primarily from sales of Norton McNaughton holiday merchandise at lower gross profit margins than those experienced on such merchandise in fiscal 1996.

      Selling, general and administrative expenses ("SG&A" expenses) were $45.0 million in fiscal 1997, or 20.6% of net sales, as compared to $40.0 million in fiscal 1996, or 18.1% of net sales. SG&A expenses in fiscal 1997 include special charges of approximately $5.7 million for severance payments resulting from management changes, the termination of certain lease obligations, and the establishment of reserves for certain costs, including the closing of the Company's retail outlet stores. Excluding this special charge of approximately $5.7 million, SG&A expenses for fiscal 1997 would have been $39.3 million, or 18.0% of net sales. The net decrease of approximately $700,000, excluding the special charges, resulted primarily from the implementation of certain cost saving measures at the end of the third and fourth quarters of fiscal 1996. These included a significant reduction in the Company's workforce due to a further centralization of its production functions, resulting in savings of approximately $1.3 million, the elimination of its in-store specialist program which resulted in savings of approximately $600,000, and a reduction in professional fees due primarily to the termination in the second quarter of a consulting agreement. These decreases were offset in part by the addition of approximately $1.7 million in overhead relating to Miss Erika, following the acquisition on September 30, 1997.

      Operating loss for fiscal 1997 was $5.8 million as compared to operating income for fiscal 1996 of $4.8 million. Excluding the special charges of approximately $9.4 million, the Company would have had operating income of approximately $3.6 million. The reduction in fiscal 1997 operating income of approximately $1.2 million, after adjusting for the special charges, resulted primarily from the lower gross profit margins discussed above.

      Interest expense increased to $2.5 million in fiscal 1997 from $2.3 million in fiscal 1996. The increase is primarily attributable to incremental interest expense associated with the acquisition of Miss Erika on September 30, 1997.

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

      Gross profit and gross profit margin in fiscal 1996 were $44.8 million and 20.3%, respectively, as compared to gross profit and gross profit margin of $55.8 million and 24.5%, respectively, in fiscal 1996. The decrease was primarily attributable to lower gross profit and gross profit margin experienced in the Norton McNaughton product line in fiscal 1996 as compared to fiscal 1995 due to the sale of certain inventory at break-even or below cost, a higher level of sales allowances granted to customers in all divisions in fiscal 1996 as compared to fiscal 1995, and the liquidation of the Kate McNaughton inventory in conjunction with the discontinuation of that product line in the second quarter of fiscal 1996.

      SG&A expenses were $40.0 million in fiscal 1996, or 18.1% of net sales, as compared to $37.9 million in fiscal 1995, or 16.7% of net sales. The increase in dollar amount of $2.1 million was primarily attributable to an increase in personnel costs resulting from the hiring of additional production, design, and selling staff necessitated by the introduction of the Danielle Paige product line in August 1995 and the Norton Studio product line in January 1996, and an increase in personnel costs, professional fees and other various expenses related to the Company's implementation of new management information systems. The increase in SG&A expenses as a percentage of net sales resulted from the spreading of the increased SG&A dollars over lower net sales in fiscal 1996.

      Operating income decreased to $4.8 million in fiscal 1996 from $17.8 million in fiscal 1995. The decrease in operating income resulted from the decrease in gross profit and the increase in SG&A expenses in fiscal 1996 as compared to fiscal 1995.

      Interest expense increased to $2.3 million in fiscal 1996 from $1.4 million in fiscal 1995. The increase was caused by higher working capital requirements associated with the build-up of inventory to support the introduction of the Lauren Alexandra, Danielle Paige and Norton Studio product lines, the earlier placement of goods into production in fiscal 1996 as compared to fiscal 1995 and the purchase of common stock under the Company's previously announced stock repurchase program.

Liquidity and Capital Resources

      The Company's liquidity requirements arise from the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's primary sources of working capital are cash flow from operations and, prior to the closing of the new credit facility described below, advances under the Company's factoring agreement for its trade accounts receivable (the "Factoring Agreement" - see Note 4). The Company's borrowing requirements for working capital purposes are seasonal, with peak working capital needs generally arising at the end of the first and third fiscal quarters and extending through the second and fourth fiscal quarters. The Company had working capital of $39.3 million at November 1, 1997 as compared to $40.1 million at November 2, 1996.

      The Company sells its accounts receivable to a factor without recourse, up to a maximum established by the factor for each customer. Receivables sold in excess of these limitations are subject to recourse in the event of nonpayment by the customer.

      Prior to the Company's new revolving credit agreement entered into on September 30, 1997, the Company borrowed up to 90% of the net balance due on eligible accounts receivable, up to $10.0 million of additional advances and up to $20.0 million in letter of credit financing. Interest on factor advances was payable monthly at 0.75% below the NationsBank of Georgia, N.A. prime rate (the "Nations Prime Rate") for amounts advanced which were less than the purchase price of eligible accounts receivable, and 1.25% above the Nations Prime Rate for amounts advanced in excess of the purchase price of eligible accounts receivable.

      The Company entered into a $140 million secured term loan and revolving credit facility with NationsBanc Commercial Corporation and The CIT Group/Commercial Services, Inc. (the "Financing Agreement") on September 30, 1997 in connection with the acquisition of Miss Erika. The Financing Agreement provides for a $15 million term loan and $125 million revolving credit facility (the "RCF"). The Financing Agreement has an expiration date of October 2, 2000. The proceeds were used to finance the acquisition of Miss Erika and will be used for ongoing working capital requirements of the combined entity (see "Business"). Pursuant to the new financing arrangement, the Company will continue to factor its accounts receivable, as well as the accounts receivable of Miss Erika.

       Pursuant to the RCF, the Company has available credit of up to $125 million for working capital loans and letters of credit based upon a borrowing base of 85% and 60% of Eligible Accounts Receivable and Eligible Inventory, respectively, as defined in the Financing Agreement, and overadvances above the borrowing base of $10 million at month end and up to $15 million permitted mid-month ($20 million in the months of August, September and October), provided that for any two consecutive month end periods, the combined overadvance amount is zero. The RCF provides for maximum sublimits of $70 million for letters of credit and $70 million for working capital loans.

      The Financing Agreement provides for interest to be paid monthly in arrears on revolving credit loan balances at an annual rate equal to, at the Company's option, the prime rate at NationsBank, N.A. less 0.25%, or the LIBOR rate plus 2.75%. The rates of interest decrease by 0.25% after the term loan is repaid. Under the letter of credit facility, the Company is required to pay a fee of 1.25% per annum of the stated amount of letters of credit upon opening, in addition to lender administrative fees. In addition, the Financing Agreement provides for a Co-agent fee of $150,000 per annum.

      At November 1, 1997, borrowings and letters of credit outstanding under the RCF were $44.5 million and $57.1 million, respectively. The Company had total additional available credit of $8.4 million under the Financing Agreement as of that date, pursuant to the borrowing base formula set forth therein.

      The Financing Agreement provides for interest to be paid monthly in arrears on the term loan at an annual rate equal to, at the Company's option, the prime rate at NationsBank, N.A. plus (i) 0.25% on and before September 27, 1999 and (ii) 0.75% thereafter, or the LIBOR rate plus (i) 3.25% on and before September 27, 1999 and (ii) 3.75% thereafter. The term loan requires monthly principal payments of $250,000 on the first day of each month and a final installment of $6,250,000 on October 2, 2000. The Financing Agreement also provides for excess cash flow principal payments, as defined therein.

      The Financing Agreement contains a number of restrictive covenants, including covenants which limit incurrence of liens, indebtedness and capital expenditures and payment of dividends, and requires that the Company maintain certain financial ratios and meet specified minimum levels of working capital and tangible net worth. The Company was in compliance with these covenants at November 1, 1997. The Financing Agreement imposes decreasing prepayment penalties under certain circumstances. All of the Company's assets are subject to a security interest under the Financing Agreement.

      The Company anticipates that in fiscal 1998 it will incur capital expenditures of approximately $1,700,000 to $1,900,000, principally in connection with the upgrade of its management information systems. The Company expects to finance these capital expenditures from internally generated funds and advances under the Financing Agreement. Additional expenditures will be required to modify portions of the Company's software so that it will function properly in the year 2000. Preliminary estimates of the total costs to be incurred prior to the year 2000 are immaterial and will not have a material impact on the Company's business, operations or its financial condition. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

      The Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $7.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. In fiscal 1996, the Company purchased 396,000 shares of its stock in the open market at an aggregate cost of approximately $3.8 million. In fiscal 1997, the Company purchased 235,000 shares of its stock in the open market at an aggregate cost of approximately $1.5 million. As of January 30, 1998, the Company has purchased a total of 651,000 shares at an aggregate cost of approximately $5.5 million.

      Management believes that cash generated from operations and advances under its Financing Agreement will provide sufficient cash resources to finance the Company's working capital and capital expenditure requirements for the current and next fiscal year.

      The moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or profitability. Inflation is not expected to have a significant impact on the Company's business.

Seasonality

      Historically, the Company has achieved its highest sales in the fourth quarter and, to a lesser extent, the second quarter of each fiscal year. As a result of the acquisition of Miss Erika, the Company anticipates that it may experience its highest sales in the second quarter, followed by the fourth quarter. This pattern results primarily from the timing of shipments for each season, although the timing of shipments can vary from quarter to quarter and season to season. Spring season merchandise is generally shipped in the Company's second fiscal quarter between February and April, and fall season merchandise is generally shipped in the Company's fourth fiscal quarter between August and October.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information which is called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to its 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 1998 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

      Information called for by this Item 11 is incorporated by reference to the information set forth under the headings "Executive Compensation", "Compensation of Directors" and "Employment Agreements" in the Company's 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information called for by this Item 12 is incorporated by reference to the information set forth under the heading "Information Concerning Certain Stockholders" in the Company's 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Election of Directors" and "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)      The following documents are filed as part of this report:

       1. and 2. See "Index to Consolidated Financial Statements, Financial Statement Schedule and Supplementary Data" on page F-1.

       3. The Exhibits which are required to be filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index on page 21. Exhibits 10.3, 10.3(a), 10.7 and 10.7(a), 10.8, 10.8(a) and
              10.8(b), 10.9, 10.41, 10.42, 10.43, 10.44, 10.45, 10.46, 10.47 and
              10.50 are the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-K.

       (b) There was one Current Report on Form 8-K filed during the thirteen weeks ended November 1, 1997. There was one Current Report on Form 8-K/A filed subsequent to November 1, 1997.

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

      10.1*****   1994 Stock Option Plan.

      10.1(a)     Amended Norton McNaughton, Inc. 1994 Stock Option Plan
                  (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 4,1996).

      10.2**      1994 Employee Stock Purchase Plan.

      10.3****    Amended and Restated Employment Agreement dated as of November
                  4, 1995 between Sanford Greenberg and Norton McNaughton of
                  Squire, Inc.

      10.3(a)+    Amendment dated September 22, 1997 to Amended and Restated
                  Employment Agreement dated November 4, 1995 between Sanford
                  Greenberg and Norton McNaughton of Squire, Inc.

      10.4****    Amended and Restated Employment Agreement dated as of November
                  4, 1995 between Norton Sperling and Norton McNaughton of
                  Squire, Inc.

      10.4(a)     Separation Agreement between Norton McNaughton of Squire, Inc.
                  and Norton Sperling dated May 3, 1997 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 9, 1997).

      10.4(b)xx   Amendment dated November 25, 1997 to Separation Agreement
                  dated May 3, 1997 between Norton McNaughton of Squire, Inc.
                  and Norton Sperling.

      10.5        Letter Agreement dated January 31, 1996 terminating Jay
                  Greenberg's Employment Agreement with Norton McNaughton of
                  Squire, Inc. dated as of November 5, 1993 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended February 3, 1996).

      10.5(a)     Consulting Agreement dated January 19, 1996 between Norton
                  McNaughton of Squire, Inc. and Jay Greenberg (incorporated herein by reference to Exhibit 10.1 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended February
                  3, 1996).

      10.5(b)     Separation Agreement between Jay Greenberg and Norton
                  McNaughton of Squire, Inc. dated May 2, 1997 (incorporated herein by reference to Exhibit 10 to the Registrant's
                  Quarterly Report in Form 10-Q for the quarter ended May 3,
                  1997).

      10.6*       Amended and Restated Employment Agreement dated as of November
                  5, 1993 between Andrew Miller and Norton McNaughton of Squire,
                  Inc.

                    Norton McNaughton, Inc. and Subsidiaries
                            Exhibit Index (continued)

      Exhibit
        No.                   Description
        ---                   -----------
      10.6(a)+    Separation Agreement between Andrew Miller and Norton
                  McNaughton of Squire, Inc. dated December 17, 1997.

      10.7*       Amended and Restated Employment Agreement dated as of November
                  4, 1993 between Howard Greenberg and Norton McNaughton of
                  Squire, Inc.

      10.7(a)xx   Amendment dated October 22, 1997 to the Amended and Restated
                  Employment Agreement dated November 4, 1993 between Norton
                  McNaughton of Squire, Inc. and Howard Greenberg.

      10.8*       Employment Agreement dated as of November 4, 1993 between
                  Amanda J. Bokman and Norton McNaughton of Squire, Inc.

      10.8(a)     Amendment dated April 1, 1995 to Employment Agreement as of
                  November 4, 1993, between Amanda J. Bokman and Norton
                  McNaughton of Squire, Inc. (incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form
                  10-Q for the quarter ended May 5, 1995).

      10.8(b)xx   Amendment dated October 22, 1997 to the Employment
                  Agreement dated November 4, 1993 between Norton
                  McNaughton of Squire, Inc. and Amanda J. Bokman.

      10.9        Employment Agreement dated April 30, 1997 between Norton
                  McNaughton of Squire, Inc. and Peter Boneparth (incorporated herein by reference to Exhibit 10 to the Registrant's Current
                  Report on Form 8-K filed May 9, 1997).

      10.10x Agreement of Purchase and Sale made as of the 29th day of August, 1997 by and among Miss Erika, Inc., a Delaware corporation; Terbem Limited, a British Virgin Islands corporation, Bobst Investment Corp., a British Virgin
                  Islands corporation, TCRI Offshore Partners C.V., a
                  Netherlands Antilles corporation and TCR International
                  Partners L.P., a Delaware limited partnership, Triumph
                  Capital, L.P. II, a Delaware limited partnership, Stuart
                  Bregman, Howard Zwilling, Sidney Goldstein, Christian
                  Baillet, ME Acquisition Corp., a Delaware corporation, and Norton McNaughton, Inc., a Delaware corporation.
                  Schedules to this Agreement have been omitted and the Company shall furnish to the Securities and Exchange
                  Commission a copy of any omitted schedule as supplemental information upon request.

      10.11x Financing Agreement dated as of September 25, 1997 by and among Norton McNaughton, Inc., Norton McNaughton of Squire,
                  Inc., Miss Erika, Inc., the Financial Institutions from time to time party thereto, NationsBanc Commercial Corporation and The CIT Group/Commercial Services, Inc.

      10.12x      Factoring Agreement entered into between Miss Erika, Inc. and
                  Nationsbanc Commercial Corporation dated September 25, 1997.

      10.13x      Amended and Restated Factoring Agreement entered into between
                  Norton McNaughton of Squire, Inc. and NationsBanc Commercial
                  Corporation dated September 25, 1997.

      10.14*      Pledge Agreement dated as of January 14, 1994 made by Sanford
                  Greenberg in favor of Norton McNaughton of Squire, Inc.

                    Norton McNaughton, Inc. and Subsidiaries
                            Exhibit Index (continued)

      Exhibit
        No.                   Description
        ---                   -----------
      10.14(a)*** First Amendment to Pledge Agreement dated July 15, 1994, amending and supplementing the Pledge Agreement dated as of
                  January 14, 1994 made by Sanford Greenberg in favor of Norton
                  McNaughton of Squire, Inc.

      10.14(b) Second Amendment to Pledge Agreement dated March 27, 1995, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Sanford Greenberg in favor of Norton
                  McNaughton of Squire, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form
                  10-Q for the quarter ended May 5, 1995).

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

                    Norton McNaughton, Inc. and Subsidiaries
                            Exhibit Index (continued)

      Exhibit
        No.                   Description
        ---                   -----------
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

                    Norton McNaughton, Inc. and Subsidiaries
                            Exhibit Index (continued)

      Exhibit
        No.                   Description
        ---                   -----------
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

      10.25*      Form of Indemnification Agreement with Directors and Executive
                  Officers.

      10.26*      Agreement dated March 17, 1993 between Norton McNaughton of
                  Squire, Inc. and Toni-Linda Productions, Inc., as amended
                  December 15, 1993.

      10.26(a)****Amendment dated November 7, 1995 to Agreement dated March 17,
                  1993 between Norton McNaughton of Squire, Inc. and Toni-Linda
                  Productions, Inc., now known as Cutting Edge Services, Inc.

      10.27*      Sublease Agreement dated January 17, 1994 between Norton
                  McNaughton of Squire, Inc. and Toni-Linda Productions, Inc.

                    Norton McNaughton, Inc. and Subsidiaries
                            Exhibit Index (continued)


      Exhibit
        No.                   Description
        ---                   -----------
      10.27(a)****Amendment dated November 7, 1995 to Sublease Agreement dated
                  January 17, 1994 between Norton McNaughton of Squire, Inc. and
                  Toni-Linda Productions, Inc., now known as Cutting Edge
                  Services, Inc.

      10.28*      Limited Guaranty dated December 30, 1993 made by Norton
                  McNaughton of Squire, Inc. in favor of Braun Management Inc.

      10.28(a)****Amendment dated November 7, 1995 to Limited Guaranty dated
                  December 30, 1993 made by Norton McNaughton of Squire, Inc. in favor of Braun Management Inc.

      10.29*      Agreement dated January 7, 1993 between Norton McNaughton of
                  Squire, Inc. and Railroad Enterprises, Inc.

      10.30       6.00% Promissory Note of Railroad Enterprises, Inc. dated May
                  1, 1996 payable to Norton McNaughton of Squire, Inc., in the principal amount of $300,000 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form
                  10-Q for the quarter ended May 4, 1996).

      10.31*      Guaranty dated May 19, 1992 made by Norton McNaughton of
                  Squire, Inc. in favor of 5 Empire Boulevard Associates.

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

      10.36(a)    Cancellation Agreement between The Arsenal Company, LLC and
                  Norton McNaughton of Squire, Inc. dated April 30, 1997
                  (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 3, 1997).

      10.37****   Split Dollar Agreement dated March 8, 1994 between Norton
                  McNaughton, Inc. and Northwestern Mutual Life Insurance
                  Company for Sanford Greenberg.

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

      10.39****   Split Dollar Agreement dated March 8, 1994 between Norton
                  McNaughton, Inc. and Northwestern Mutual Life Insurance
                  Company for Jay Greenberg.

                    Norton McNaughton, Inc. and Subsidiaries
                            Exhibit Index (continued)

      Exhibit
        No.                   Description
        ---                   -----------
      10.40       5.96% Non-Negotiable Promissory Note between Jay Greenberg and
                  Norton McNaughton of Squire, Inc. dated December 1, 1996 in the principal amount of $50,000 (incorporated herein by
                  reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 1, 1997).

      10.41xxx    ME Acquisition Corp. Bonus Plan for Senior Executives.

      10.42xxx    Employment Agreement dated August 29, 1997 between ME
                  Acquisition Corp. and Stuart Bregman.

      10.43xxx    Employment Agreement dated August 29, 1997 between ME
                  Acquisition Corp. and Howard Zwilling.

      10.44xxx    Employment Agreement dated August 29, 1997 between ME
                  Acquisition Corp. and Roberta Ciacci.

      10.45xxx    Employment Agreement dated August 29, 1997 between ME
                  Acquisition Corp and Samuel Glaser.

      10.46xxx    Employment Agreement dated August 29, 1997 between ME
                  Acquisition Corp. and Elizabeth Moser.

      10.47xxx    Employment Agreement dated August 29, 1997 between ME
                  Acquisition Corp. and Kenny Tse.

      10.48+      Agency Agreement dated October 9, 1997 between The Ozer Group
                  LLC and Norty's, Inc.

      10.49+      Consulting Agreement dated November 7, 1997 between DJM Asset
                  Management, Inc. and Norton McNaughton of Squire, Inc.

      10.50xxxx   Norton McNaughton, Inc. Executive Stock Option Plan.

      10.51+      Lease Agreement dated December 16, 1993 between Gettinger
                  Associates, LP and Miss Erika, Inc.

      10.52+      Lease Agreement dated April 1, 1975 between Empire Carpet
                  Corporation and Miss Erika, Inc.

      10.52(a)+   Amendment dated January 17, 1978 to Lease Agreement dated
                  April 1, 1975 between Empire Carpet Corporation and Miss
                  Erika, Inc.

      10.52(b)+   Second Amendment dated February 17, 1981 to Lease Agreement dated April 1, 1975 between Empire Carpet Corporation and Miss
                  Erika, Inc.

      10.52(c)+   Third Amendment dated March 5, 1982 to Lease Agreement dated
                  April 1, 1975 between Empire Carpet Corporation and Miss
                  Erika, Inc.

      10.52(d)+   Fourth Amendment dated August 15, 1983 to Lease Agreement
                  dated April 1, 1975 between Empire Carpet Corporation and Miss
                  Erika, Inc.

      10.52(e)+   Lease Modification and Extension Agreement dated January 24,
                  1985 between Teterboro Associates and Miss Erika, Inc. to
                  Lease Agreement dated April 1, 1975.

                    Norton McNaughton, Inc. and Subsidiaries
                            Exhibit Index (continued)

      Exhibit
        No.                   Description
        ---                   -----------
      10.52(f)+   Amendment to Lease dated August 8, 1985 to Lease Modification and Extension Agreement dated January 24, 1985 between
                  Teterboro Associates and Miss Erika, Inc.

      10.52(g)+   Second Lease Modification and Extension Agreement dated
                  December 18, 1986 to the Amended Lease Modification and
                  Extension Agreement dated August 8, 1985 between Teterboro
                  Associates and Miss Erika, Inc.

      10.52(h)+   Third Lease Modification and Extension Agreement dated January
                  18, 1989 to the Amended Lease Modification and Extension
                  Agreement dated August 8, 1985 between Teterboro Associates and Miss Erika, Inc.

      10.52(i)+   Fourth Lease Modification and Extension Agreement dated June,
                  1991 to the Amended Lease Modification and Extension Agreement
                  dated August 8, 1985 between Teterboro Associates and Miss
                  Erika, Inc.

      10.52(j)+   Fifth Lease Modification and Extension Agreement dated May 30,
                  1995 to the Amended Lease Modification and Extension Agreement
                  dated August 8, 1985 between Teterboro Associates and Miss
                  Erika, Inc.

      10.52(k)+   Sixth Lease Modification and Extension Agreement dated March
                  5, 1997 to the Amended Lease Modification and Extension
                  Agreement dated August 8, 1985 between Teterboro Associates and Miss Erika, Inc.

      21+         List of Registrant's Subsidiaries.

      23+         Consent of Ernst & Young LLP.

      27+         Financial Data Schedule (For SEC use only).

      99 Press Release dated January 30, 1997 (incorporated herein by reference to Exhibit 99 to the Registrant's Current Report on Form 8-K filed January 31, 1997).

      99(a) Press Release dated May 6, 1997 (incorporated herein by reference to Exhibit 99 to the Registrant's Current Report on Form 8-K filed May 9, 1997).

      99(b) Press Release dated September 4, 1997 (incorporated herein by reference to Exhibit 99 to the Registrant's Current Report on Form 8-K filed September 11, 1997).

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

                    Norton McNaughton, Inc. and Subsidiaries
                            Exhibit Index (continued)

***** Incorporated herein by reference to the Registrant's Registration
      Statement on Form S-8 No. 33-92252.

x Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed October 15, 1997

xx Incorporated herein by reference to the Registrant's Current Report on Form 8-K/A filed December 15, 1997.

xxx Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 No. 333-39049.

xxxx Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 No. 333-29195.

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

Date:  February 12, 1998              NORTON MCNAUGHTON, INC.
                                            (Registrant)


                                      By:  /s/ Sanford Greenberg
                                          --------------------------------
                                      Sanford Greenberg, Chairman of the Board,
                                      Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 12, 1998.

      Signature                           Title
      ---------                           -----
/s/ Sanford Greenberg                     Chairman of the Board, Chief Executive Officer
------------------------------            and Director
(Sanford Greenberg)


/s/ Peter Boneparth                       President, Chief Operating Officer and Director
------------------------------
(Peter Boneparth)


/s/ Amanda J. Bokman                      Vice President, Chief Financial Officer, Secretary,
------------------------------            Treasurer and Director (principal financial and
(Amanda J. Bokman)                        accounting officer)


/s/ David M. Blumberg                     Director
------------------------------
(David M. Blumberg)


/s/ Stuart Bregman                        Director
------------------------------
(Stuart Bregman)


/s/ Bradley P. Cost                       Director
------------------------------
(Bradley P. Cost)

/s/ Jerald Politzer                       Director
------------------------------
(Jerald Politzer)

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND
                               SUPPLEMENTARY DATA

                                                                                  Page
                                                                                  ----
Financial Statements:

      Report of Independent Auditors                                               F-2

      Consolidated Balance Sheets at November 1, 1997 and November 2, 1996         F-3

      Consolidated Statements of Operations for Each of the Three Years
      in the Period Ended November 1, 1997                                         F-4

      Consolidated Statements of Stockholders' Equity for Each of the
      Three Years in the Period Ended November 1, 1997                             F-5

      Consolidated Statements of Cash Flows for Each of the Three Years
      in the Period Ended November 1, 1997                                         F-6

      Notes to Consolidated Financial Statements                                   F-7



Financial Statement Schedule:

      II - "Valuation and Qualifying Accounts"                                     F-19

Note: Schedules other than that referred to above have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

Supplementary Data:

      Quarterly Financial Data (Unaudited)                                         F-20

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Norton McNaughton, Inc.

      We have audited the accompanying consolidated balance sheets of Norton McNaughton, Inc. and Subsidiaries (the "Company") as of November 1, 1997 and November 2, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 1, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Norton McNaughton, Inc. and Subsidiaries at November 1, 1997 and November 2, 1996 and the consolidated results of their operations, changes in their stockholders' equity and their cash flows for each of the three years in the period ended November 1, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                      ERNST & YOUNG LLP

New York, New York
January 30, 1998

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                  NOVEMBER 1,        NOVEMBER 2,
                                                                                     1997               1996
                                                                                   ---------          --------
                                                                                     (Dollars in Thousands)
ASSETS
Current assets:
  Cash                                                                             $     529          $    333
  Due from factor                                                                     64,644            30,794
  Inventory                                                                           28,590            17,939
  Income taxes receivable                                                              3,201                99
  Prepaid expenses and other current assets                                            5,227             2,880
                                                                                   ---------          --------
Total current assets                                                                 102,191            52,045

Fixed assets, net                                                                      5,899             5,077
Notes receivable from management stockholders                                          2,655             2,655
Goodwill                                                                               3,853                --
Deferred financing costs                                                               2,481                --
Other assets                                                                           1,683             1,332
                                                                                   ---------          --------
Total assets                                                                       $ 118,762          $ 61,109
                                                                                   =========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $  10,420          $ 11,334
  Revolving credit loan                                                               44,473                --
  Term loan payable                                                                    3,000                --
  Accrued expenses and other current liabilities                                       4,986               654
                                                                                   ---------          --------
Total current liabilities                                                             62,879            11,988

Term loan payable                                                                     12,000                --

Other long-term liabilities                                                            1,720               835
                                                                                   ---------          --------
Total liabilities                                                                     76,599            12,823

Commitments and contingencies

Stockholders' equity:

  Common stock, $0.01 par value, authorized 20,000,000 shares, 8,060,640 and 8,052,718 shares issued, respectively, and 7,409,640 and 7,636,718
  shares outstanding, respectively                                                        81                80

  Capital in excess of par                                                            23,903            23,865

  Retained earnings                                                                   23,714            28,419

  Treasury stock, at cost, 651,000 shares and 416,000 shares, respectively            (5,535)           (4,078)
                                                                                   ---------          --------
Total stockholders' equity                                                            42,163            48,286
                                                                                   ---------          --------
Total liabilities and stockholders' equity                                         $ 118,762          $ 61,109
                                                                                   =========          ========

See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                                                      YEARS ENDED
                                                                     ------------------------------------------------
                                                                     NOVEMBER 1,        NOVEMBER 2,         NOVEMBER 4,
                                                                         1997               1996               1995
                                                                      ---------          ---------          ---------
Net sales                                                             $ 218,782          $ 220,823          $ 227,530

Cost of goods sold                                                      179,556            176,063            171,780
                                                                      ---------          ---------          ---------
Gross profit                                                             39,226             44,760             55,750

Selling, general and administrative expenses                             44,999             39,979             37,937
                                                                      ---------          ---------          ---------
Income (loss) from operations                                            (5,773)             4,781             17,813

Interest expense and amortization of deferred financing costs             2,500              2,294              1,440

Other income, net                                                          (168)              (164)              (218)
                                                                      ---------          ---------          ---------
Income (loss) before provision (benefit) for income taxes                (8,105)             2,651             16,591

Provision (benefit) for income taxes                                     (3,400)             1,127              6,888
                                                                      ---------          ---------          ---------
Net income (loss)                                                     $  (4,705)         $   1,524          $   9,703
                                                                      =========          =========          =========

PER SHARE DATA:

Net income (loss)                                                     $   (0.63)         $    0.20          $    1.20
                                                                      =========          =========          =========

Weighted average number of common shares and common
stock equivalents outstanding                                             7,488              7,781              8,056
                                                                      =========          =========          =========

See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      YEARS ENDED NOVEMBER 1, 1997, NOVEMBER 2, 1996, AND NOVEMBER 4, 1995
                                 (In Thousands)

                                              COMMON STOCK
                                            -----------------    CAPITAL IN      RETAINED       TREASURY
                                            SHARES     AMOUNT   EXCESS OF PAR    EARNINGS         STOCK           TOTAL
                                            ------     ------   -------------    --------         -----           -----
Balance at November 4, 1994                  7,999       $80       $23,028       $ 17,192        $    --        $ 40,300

      Net income for the year                   --        --            --          9,703             --           9,703

      Treasury stock acquired, 20,000
      shares, at cost                           --        --            --             --           (326)           (326)

      Issuance of common stock
      through stock purchase plan                4        --            57             --             --              57

      Issuance of common stock
      through stock option plan                 44        --           609             --             --             609

      Tax benefit from issuance of
      common stock through stock
      option plan                               --        --           126             --             --             126
                                             -----       ---       -------       --------        -------        --------

Balance at November 4, 1995                  8,047        80        23,820         26,895           (326)         50,469

      Net income for the year                   --        --            --          1,524             --           1,524

      Treasury stock acquired, 396,000
      shares, at  cost                          --        --            --             --         (3,752)         (3,752)

      Issuance of common stock
      through stock purchase plan                6        --            45             --             --              45
                                             -----       ---       -------       --------        -------        --------


Balance at November 2, 1996                  8,053        80        23,865         28,419         (4,078)         48,286

      Net loss for the year                     --        --            --         (4,705)            --          (4,705)

      Treasury stock acquired, 235,000
      shares, at cost                           --        --            --             --         (1,457)         (1,457)

      Issuance of common stock
      through stock purchase plan                8         1            38             --             --              39
                                             -----       ---       -------       --------        -------        --------

Balance at November 1, 1997                  8,061       $81       $23,903       $ 23,714        $(5,535)       $ 42,163
                                             =====       ===       =======       ========        =======        ========


See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                       YEAR ENDED
                                                                        -----------------------------------------
                                                                        NOVEMBER 1,     NOVEMBER 2,     NOVEMBER 4,
                                                                           1997            1996            1995
                                                                         --------        --------        --------
Net income (loss)                                                        $ (4,705)       $  1,524        $  9,703

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

Depreciation and amortization of fixed assets                                 931             628             447
Write off of leasehold improvements                                           492              --              --
Write off of fixed assets                                                     135              --              --
Amortization of intangibles                                                   131              34              34

Changes in operating assets and liabilities:
   Due from factor                                                        (19,014)           5,016          (5,171)
   Inventory                                                                4,084           9,577         (10,876)
   Trade credits receivable                                                (1,872)             --              --
   Income taxes receivable                                                 (3,102)            291          (7,393)
   Prepaid expenses and other current assets                                  (73)         (1,111)           (100)
   Other assets                                                              (333)           (295)           (564)
   Accounts payable                                                        (2,598)        (10,305)          8,629
   Accrued expenses and other current liabilities                            (736)           (134)          6,212
   Other long-term liabilities                                                170             207             186
                                                                         --------        --------        --------
Net cash (used for) provided by operating activities                      (26,490)          5,432           1,107
                                                                         --------        --------        --------

INVESTING ACTIVITIES

Purchase of fixed assets                                                   (1,571)         (1,841)         (1,599)
Purchase of net assets of Miss Erika, net of cash of $70                  (24,553)             --              --
Notes receivable from management stockholders                                  --               5             243
                                                                         --------        --------        --------
Net cash used for investing activities                                    (26,124)         (1,836)         (1,356)
                                                                         --------        --------        --------

FINANCING ACTIVITIES
Purchase of treasury stock                                                 (1,457)         (3,752)           (326)
Net advances under revolving credit agreement                              44,287              --              --
Repayment of acquired company's debt                                       (2,500)             --              --
Deferred financing costs                                                   (2,559)             --              --
Proceeds from issuance of common stock, net                                    39              45             792
Proceeds from term loan payable                                            15,000              --              --
                                                                         --------        --------        --------
Net cash provided by (used for) financing activities                       52,810          (3,707)            466
                                                                         --------        --------        --------

Increase (decrease) in cash                                                   196            (111)            217
Cash at beginning of year                                                     333             444             227
                                                                         --------        --------        --------
Cash at end of year                                                      $    529        $    333        $    444
                                                                         ========        ========        ========

SUPPLEMENTAL DISCLOSURES
Income taxes paid                                                        $    361        $    529        $  8,429
Interest paid                                                            $  1,999        $  2,272        $  1,440

See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

      Norton McNaughton, Inc. (the "Company") was incorporated in Delaware on December 30, 1993. On January 14, 1994, in a reorganization effected in order to form a Delaware holding company, the Company became the owner of all of the issued and outstanding stock of Norton McNaughton of Squire, Inc., a New York corporation.

      On September 30, 1997, the Company completed the acquisition of substantially all the assets and the assumption of substantially all the liabilities of Miss Erika, Inc. ("Miss Erika"), a privately-held manufacturer of women's moderate apparel. The Company will, through a wholly owned subsidiary, continue Miss Erika's business. The terms of the transaction provided for the payment of approximately $24 million in cash, with additional consideration payable at the Company's option in cash or Company common stock based on the profitability of Miss Erika in fiscal years 1998 and 1999.

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

PRINCIPAL BUSINESS ACTIVITY

      The Company designs, contracts for the manufacture of and markets a broad line of brand name, moderately priced women's career and casual clothing. The Company's customer base consists principally of department stores, national chains, mass merchandisers and specialty retailers.

FISCAL YEAR

      The Company's fiscal year ends on October 31, if such date falls on a Saturday, or the first Saturday following October 31. Data for each of the fiscal years ended November 1, 1997, November 2, 1996 and November 4, 1995 includes the results of operations for 52 weeks. Data for the fiscal year ended November 1, 1997 reflects the acquisition of Miss Erika on September 30, 1997.

INVENTORY

      Inventory is stated at the lower of cost (first-in, first-out) or market.

FIXED ASSETS

      Fixed assets are stated at cost. Depreciation of fixed assets is provided for by the straight-line method over the estimated useful lives of the assets ranging from five to seven years for financial reporting purposes and by accelerated methods for income tax purposes. Leasehold improvements are amortized using the straight-line method over the term of the related lease.

DEFERRED FINANCING COSTS

      Deferred financing costs were incurred in fiscal 1997 in connection with obtaining the credit facility described in Note 8. Financing costs are amortized on a straight line basis over the three year term of the related credit facility.

REVENUE RECOGNITION

      Revenues are recorded at the time of shipment of merchandise. The Company establishes reserves for sales discounts, returns and allowances.

GOODWILL

      Goodwill resulting from the acquisition of Miss Erika is being amortized by the straight-line method over twenty years.

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

EARNINGS PER SHARE

      Net income (loss) per share is computed based on the weighted average number of common shares outstanding during the periods presented, including common stock equivalents in the net income per share computation. Common stock equivalents are excluded from the net loss per share computations because they are antidilutive.

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted for both interim and annual financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of earnings per share for the fiscal year ended November 1, 1997 is not expected to be material.

CASH AND CASH EQUIVALENTS

      For purposes of the statements of cash flows, cash and cash equivalents include all liquid debt instruments with a maturity of three months or less when purchased.

CREDIT RISK

      The Company sells its accounts receivable to a factor. At November 1, 1997, the amount due from factor was $64.6 million, of which approximately $5.6 million was with recourse. Other financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments with high quality financial institutions and limits the amount of credit exposure at any one financial institution.

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

SFAS 125, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES"

      During fiscal 1997, the Company adopted Statement 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 125 is required to be applied to transfers of assets occurring after January 1, 1997. The effect of adopting the new standard in fiscal 1997 was immaterial.

ACCOUNTING FOR STOCK OPTIONS

      The Company has elected to follow Accounting Principles Board Opinion No.
25. "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. In the year of adoption, the effects of applying FASB Statement No. 123 for pro forma disclosures may not be representative of the effects on pro forma net income for future years.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SFAS 130, "REPORTING COMPREHENSIVE INCOME" AND SFAS 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION"

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

2. ACQUISITION

      On September 30, 1997, the Company completed the acquisition of substantially all the assets and the assumption of substantially all the liabilities of Miss Erika, a privately-held manufacturer of women's moderately priced apparel. The Company will, through a wholly owned subsidiary, continue Miss Erika's business. The terms of the transaction provided for the payment of approximately $24 million in cash, with additional consideration payable at the Company's option in cash or Company common stock based on the profitability of Miss Erika in fiscal years 1998 and 1999.

      In connection with the acquisition, the Company entered into a $140 million secured term loan and revolving credit facility with NationsBanc Commercial Corporation and The CIT Group/Commercial Services, Inc. The proceeds were used to finance the acquisition and will be for ongoing working capital requirements of the combined entity. Pursuant to the new financing arrangement, the Company will continue to factor its accounts receivable, as well as the accounts receivable of Miss Erika.

      The aggregate purchase price, as adjusted, of approximately $24.6 million was allocated to Miss Erika's assets and liabilities, based on their fair values, as follows:

                                         (In Thousands)
                                         --------------
      Current assets                       $ 30,043
      Fixed assets                              809
      Other assets                               52
      Goodwill                                3,872
      Current liabilities(a)                 (6,938)
      Long-term debt(a)                      (2,500)
      Other liabilities                        (715)
                                           --------
                                           $ 24,623
                                           ========

--------------

      (a) Approximately $3.9 million was funded at closing for the repayment of assumed long-term debt of $2.5 million and other assumed current liabilities of $1.4 million.

      The acquisition was accounted for as a purchase, and Miss Erika's results are included in the consolidated results of operations beginning September 30, 1997. The following unaudited pro forma information indicates what net sales and income (loss) from operations and income (loss) from operations per share, would have been had the acquisition of Miss Erika been completed on November 2, 1996 and November 3, 1995, respectively.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  ACQUISITION (CONTINUED)

      The pro forma adjustments are based upon available information and assumptions that management believes are reasonable at the time made. The unaudited pro forma financial information does not purport to present the financial position or results of operations of the Company had the acquisition of Miss Erika occurred on the dates specified, nor is it necessarily indicative of the financial position or results of operations that may be achieved in the future. The unaudited pro forma financial information does not reflect any adjustments for synergies that management expects to realize. No assurances can be made as to the amount of cost savings or revenue enhancements, if any, that may be realized.

                                              Year Ended
                                   -------------------------------
                                    November 1,        November 2,
                                       1997             1996
                                   -------------    --------------
                               (in thousands, except per share amounts)
       Net sales                   $   309,630        $   315,566
       Net income (loss)           $    (4,237)       $     3,351
       Per share:
         Net income (loss)         $     (0.57)       $      0.43

3. SALES TO MAJOR CUSTOMERS

      For the years ended November 1, 1997 and November 2, 1996, net sales made to three customers were approximately 29%, 17% and 11%, and, approximately 34%, 20% and 12%, respectively. For the year ended November 4, 1995 net sales made to two customers were approximately 36% and 19%.

4.    DUE FROM FACTOR

      The Company sells its accounts receivable to a factor without recourse, up to a maximum established by the factor for each customer. Receivables sold in excess of these limitations are subject to recourse in the event of nonpayment by the customer.

      Prior to the Company's new revolving credit facility on September 30, 1997 (see Note 8), the Company's working capital requirements were funded by borrowings pursuant to its factoring agreement. Thereunder, the Company was able to borrow up to 90% of the net balance due on eligible accounts receivable, up to $10.0 million of additional advances and up to $20.0 million in letter of credit financing. Interest on factor advances was payable monthly at 0.75% below the NationsBank of Georgia, N.A. prime rate (the "Nations Prime Rate") for amounts advanced which were less than the purchase price of eligible accounts receivable, and 1.25% above the Nations Prime Rate for amounts advanced in excess of the purchase price of eligible accounts receivable. As of November 2, 1996, due from factor was shown net of outstanding advances of approximately $25.1 million.

5. INVENTORIES

      Inventories consist of the following:

                                        November 1,         November 2,
                                           1997                1996
                                       ----------------------------------
                                                (In Thousands)
       Raw Materials                   $   2,979           $  5,530
       Work-in-process                     2,258              3,337
       Finished goods                     23,353              9,072
                                       ---------           --------
                                       $  28,590           $ 17,939
                                       =========           ========

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. FIXED ASSETS

      Fixed assets are summarized as follows:

                                          November 1,         November 2,
                                             1997                1996
                                            ---------------------------
                                                  (In Thousands)
      Machinery and equipment               $  872               $  693
      Furniture and fixtures                   448                  404
      Computer equipment                     4,032                2,531
      Leasehold improvements                 2,863                2,991
                                            ------               ------
        Total                                8,215                6,619
      Less accumulated
      depreciation
         and amortization                    2,316                1,542
                                            ------               ------
                                            $5,899               $5,077
                                            ======               ======

7. NOTES RECEIVABLE FROM MANAGEMENT STOCKHOLDERS

      In 1993, the Company loaned certain management stockholders $3,000,000 in the aggregate. Each loan is evidenced by a limited recourse promissory note with interest accruing at 5.84% per annum. The Company's recourse on the promissory notes is limited to the management stockholders' pledges of a portion of their Common Stock of the Company.

      In the event of any sale or transfer of shares of Common Stock by any of the management stockholders, such person is required to apply a portion of the net proceeds of the sale or transfer to the principal repayment of his loan from the Company. No other principal payments are required under the loans except for the payment at maturity. The loans mature on November 5, 2003 at which time full payment is to be made by the management stockholders for the balance of their respective loans. As of the end of the fourth quarter of fiscal 1997, all necessary payments have been made under the terms of the loans by the management stockholders.

      As of November 1, 1997, the fair market value of the Company's Common Stock pledged by the management stockholders as security for the loans was $4,910,749, and the aggregate principal balance of all loans to management stockholders was $2,654,680. The loan balance set forth above reflects the required principal payments of $345,320 resulting from sales of Common Stock by management stockholders. Interest income relating to these loans for the years ended November 1, 1997, November 2, 1996 and November 4, 1995 amounted to approximately $155,000, $155,000 and $158,000, respectively.

8. BANK BORROWINGS

            The Company entered into a $140 million secured term loan and revolving credit facility with NationsBanc Commercial Corporation and The CIT Group/Commerical Services, Inc. as of September 30, 1997 (the "Financing Agreement"). The Financing Agreement provides for a $15 million term loan and $125 million revolving credit and letter of credit facility (the "RCF"). The Financing Agreement has an initial expiration date of October 2, 2000. Prior thereto, the Company's working capital requirements were funded by borrowings pursuant to its factoring agreement (see Note 4).

      Pursuant to the RCF, the Company has available credit of up to $125 million for working capital loans and letters of credit based upon a borrowing base of 85% and 60% of Eligible Accounts Receivable and Eligible Inventory, respectively, as defined in the Financing Agreement, and overadvances above the borrowing base of $10 million at month end and up to $15 million permitted at mid-month ($20 million in the months of August, September and October), provided that for any two consecutive month end periods, the combined overadvance amount is zero. The RCF provides for maximum sublimits of $70 million for letters of credit and $70 million for working capital loans.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. BANK BORROWINGS (CONTINUED)

      The Financing Agreement provides for interest to be paid monthly in arrears on revolving credit loan balances at an annual rate equal to, at the Company's option, the prime rate at NationsBank, N.A. less 0.25%, or the LIBOR rate plus 2.75%. The rates of interest decrease by 0.25% after the term loan is repaid. Under the letter of credit facility, the Company is required to pay a fee of 1.25% per annum of the stated amount of letters of credit upon opening, in addition to lender administrative fees. In addition, the Financing Agreement provides for a Co-agent fee of $150,000 per annum.

      At November 1, 1997, borrowings and letters of credit outstanding under the RCF were $44.5 million and $57.1 million, respectively. The Company had total additional available credit of $8.4 million under the Financing Agreement as of that date, pursuant to the borrowing base formula set forth above.

Long-term debt as of November 1, 1997 consists of the following:

                                          (In Thousands)
                                          --------------
       Term Loan                             $ 15,000
          Less current portion                  3,000
                                             --------
                                             $ 12,000
                                             =========

      The Financing Agreement provides for interest to be paid monthly in arrears on the term loan at an annual rate equal to, at the Company's option, the prime rate at NationsBank, N.A. plus (i) 0.25% on and before September 27, 1999 and (ii) 0.75% thereafter, or the LIBOR rate plus (i) 3.25% on and before September 27, 1999 and (ii) 3.75% thereafter. The term loan requires monthly principal payments of $250,000 on the first day of each month and a final installment of $6,250,000 on October 2, 2000. The Financing Agreement also provides for excess cash flow principal payments, as defined therein.

      The Financing Agreement contains a number of restrictive covenants, including covenants which limit incurrence of liens, indebtedness and capital expenditures and payment of dividends, and requires that the Company maintain certain financial ratios and meet specified minimum levels of working capital and tangible net worth. The Company was in compliance with these covenants at November 1, 1997. The Financing Agreement imposes decreasing prepayment penalties in certain circumstances. The Company's assets are subject to lien or security interest under the Agreement.

Future maturities of long-term debt at November 1, 1997 are as follows:

       Fiscal Year                      (In Thousands)
       -----------                      --------------
       1998                               $   3,000
       1999                                   3,000
       2000                                   9,000
                                          ---------
                                          $  15,000
                                          =========

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

      The Company operates principally in leased premises and leases other assets under operating leases expiring through 2008. Some of the leases contain escalation clauses and renewal options. The future minimum rental commitments under noncancelable operating leases are as follows:

       Fiscal Year                       (In Thousands)
       -----------                       --------------
       1998                                $  3,147
       1999                                   3,074
       2000                                   2,760
       2001                                   2,645
       2002                                   2,494
       Thereafter                            10,830
                                           --------
                                           $ 24,950
                                           ========

      Rent expense for the years ended November 1, 1997, November 2, 1996 and November 4, 1995 amounted to approximately $2.1 million, $2.2 million and $1.8 million, respectively.

EMPLOYMENT AGREEMENTS

      In the second quarter of fiscal 1997, the Company appointed a new President and Chief Operating Officer. In connection therewith, the Company entered into an employment agreement with this individual providing for a base salary of $500,000 per annum and a signing bonus of $250,000. The employment agreement terminates on November 4, 2000 (see Note 11).

      The Company has entered into employment agreements with certain executive officers which provide for aggregate minimum annual compensation of approximately $3.6 million through November 1999 and $0.5 million through November 2000. Such amounts reflect the retirement or resignation of two of its executive officers who had been serving pursuant to employment agreements with the Company. All employment agreements provide that the payment of bonuses will be determined at the discretion of the Compensation Committee of the Board of Directors. Other than the signing bonus described above and the annual contract term extension bonus paid to the Chief Executive Officer in fiscal 1997 and fiscal 1996, no bonuses were paid for the years ended November 1, 1997, November 2, 1996 and November 4, 1995.

      The Company entered into a Separation Agreement in the second quarter of fiscal 1997 with its former President which provided for a separation payment of $2.5 million and the termination of his employment agreement. This agreement also provides for a consulting arrangement through December 31, 2007.

CONTRACTOR AGREEMENTS

      The Company has entered into agreements with a distribution contractor and a cutting contractor. The agreements have initial terms ending on June 30, 2000 and June 30, 2001, respectively, and may be terminated by the Company upon notice and lapse of cure periods in the event that the contractors are not performing their services under the agreements. In addition, after the years 2000 and 2001, respectively, the Company may terminate either agreement on June 30 of any year in the event that it elects to perform "in-house" the services provided by the applicable contractor, for minimum termination fees of $750,000 for the distribution agreement and $1,500,000 for the cutting agreement. In addition, each of the agreements provides that in the event that the agreement is terminated under such circumstances, the Company must assume certain obligations of the terminated contractor arising under real estate leases and equipment purchase contracts for property utilized to render services to the Company. At this time, the Company cannot determine the amount of these obligations. The Company guarantees its distribution contractor's obligation under its lease in an amount up to $500,000 in the aggregate. The Company subleases warehouse space from its cutting contractor and guarantees the contractor's obligations under its lease in an amount up to approximately $250,000 in the aggregate. For the years ended November 1, 1997, November 2, 1996 and November 4, 1995, the Company paid approximately $7.8 million, $8.6 million and $7.6 million, respectively, to its distribution contractor and approximately $3.9 million, $5.8 million and $7.7 million, respectively, to its cutting contractor.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONTRACTOR AGREEMENTS (CONTINUED)

      Miss Erika has an agreement for inland shipping services with a company owned by a Miss Erika employee. Shipping costs under this agreement are approximately $700,000 per annum.

STOCK REPURCHASE

      The Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $7.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. In fiscal 1996, the Company purchased 396,000 shares of its stock in the open market at an aggregate cost of approximately $3.8 million. In fiscal 1997, the Company purchased 235,000 shares of its stock in the open market at an aggregate cost of approximately $1.5 million. As of January 30, 1998, the Company has purchased a total of 651,000 shares at an aggregate cost of approximately $5.5 million.

LITIGATION

      The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material effect on the Company's financial position, results of operations and cash flow.

10.   INCOME TAXES

      Income taxes are provided using the liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. Provision for income taxes for the fiscal years ended November 1, 1997, November 2, 1996 and November 4, 1995 is comprised of the following:




                                                              Year ended
                                          ------------------------------------------------------
                                          November 1,           November 2,           November 4,
                                            1997                   1996                   1995
                                          -------                -------                -------
                                                           (Dollars in Thousands)
      Current:
            Federal                       $(2,788)               $   530                $ 5,779
            State and local                    65                    180                  1,545
                                          -------                -------                -------
                                           (2,723)                   710                  7,324
      Deferred:
            Federal                           360                    326                   (342)
            State and local                (1,037)                    91                    (94)
                                          -------                -------                -------
                                             (677)                   417                   (436)
                                          -------                -------                -------
                                          $(3,400)               $ 1,127                $ 6,888
                                          =======                =======                =======

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities relating to research and development, fixed assets, inventory, and capitalized rent. At November 1, 1997, November 2, 1996 and November 4, 1995, there were net deferred tax assets of $741,000, $183,000 and $592,000, respectively, related primarily to uniform capitalization of inventory costs, the reporting of rent expense using the straight-line method and state net operating loss carry forwards.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. INCOME TAXES (CONTINUED)

      Reconciliation of the statutory federal tax rate and the effective rate for the fiscal years ended November 1, 1997, November 2, 1996 and November 4, 1995 is as follows:

                                                              1997                 1996              1995
                                                           Amount    %        Amount    %         Amount   %
                                                          -------   ---       ------   ---        ------  --
                                                                        (Dollars in Thousands)
      Federal statutory tax rate                          $(2,768)  34%       $  928   34%        $5,807   35%
      State and local taxes, net of federal                  (632)   8           176    7            995    6
         income tax benefit
      Other, net                                               --   --            --    2             86    1
                                                          -------   --        ------   --         ------   --

      Provision for income taxes                          $(3,400)  42%       $1,127   43%        $6,888   42%
                                                          =======   ==        ======   ==         ======   ==

      The Company has ongoing federal and state tax audits. The Company believes any adjustments that may arise as a result of these audits will not be material to the Company's financial position, results of operations and cash flow.

11.   EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

      Pursuant to the Company's 1994 Stock Option Plan, as amended, the Company may grant stock options to eligible individuals to purchase up to 850,000 shares of its Common Stock. The exercise price for stock options may not be less than 100% (110% for holders of 10% or more of the Company's outstanding stock) of the fair market value of the stock on the date of grant and the options will vest at the discretion of the Stock Option Committee of the Board of Directors. All options granted have 10 year terms.

      The Company granted stock options in fiscal 1997 to its newly appointed President and Chief Operating Officer, to purchase an aggregate of 700,000 shares of Common Stock of the Company at an exercise price of $5.50 per share, which was the fair market value of the Common Stock on the date of grant. Such options vest over the term of his Employment Agreement, with an acceleration of the vesting if certain target stock prices are attained. The Employment Agreement provides for 100,000 vested options on April 30, 1997; an additional 250,000 options to vest on the earlier to occur of (i) December 10, 1998 or (ii) the date on which the stock price equals or exceeds $10.00 per share for twenty consecutive trading days; an additional 250,000 options to vest on the earlier to occur of (i) December 10, 1999 or (ii) the date on which the stock price equals or exceeds $13.00 per share for twenty consecutive trading days; and the remaining 100,000 options to vest on the earlier to occur of (i) November 4, 2000 or (ii) the date on which the stock price equals or exceeds $20.00 per share for twenty consecutive trading days. The Employment Agreement also provides that commencing on November 1, 1997, in the event of a change in control involving the Company, all outstanding options shall become vested and exercisable in full. Options granted have 10 year terms.

      The Company granted stock options to certain Miss Erika executives and employees in fiscal 1997 to purchase an aggregate of 140,000 shares of Common Stock of the Company at an exercise price of $5.44 per share, which was the fair market value of the Common Stock on the date of grant. Such options vested on the date of grant. All options granted have 10 year terms. In addition, the Miss Erika Bonus Plan provides for the annual grant of options in the event certain earnings targets for Miss Erika are exceeded.

      In fiscal 1997, the Stock Option Committee of the Board of Directors authorized, at the employees' discretion, the canceling and regranting, with new vesting schedules, of all stock options under the Company's 1994 Stock Option Plan with exercise prices of $13.25 and $14.00. As a result, 235,500 options were canceled and regranted, with new vesting schedules, at an exercise price of $6.50 per share when the fair market value on the date of grant was $6.00 per share.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. EMPLOYEE BENEFITS PLANS (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

      The change in outstanding options under the Company's stock option plans for each of the three years in the period ended November 1, 1997, expressed in number of shares, is as follows:

                                                                              Range of Exercise
                                                  Number of Shares            Price Per Share
                                                  ----------------            ---------------
      Outstanding at November 4, 1994                  243,000                $14.00 - $17.25
         Granted                                       207,000                $         13.25
         Canceled                                           --                             --
         Exercised                                     (43,500)               $         14.00
                                                     --------
      Outstanding at November 4, 1995                  406,500                $13.25 - $17.25
         Granted                                       274,500                 $6.00 - $13.25
         Canceled                                      (61,000)                $7.38 - $14.00
         Exercised                                          --                             --
                                                     --------
      Outstanding at November 2, 1996                  620,000                 $6.00 - $17.25
         Granted                                     1,322,500                  $5.44 - $8.19
         Canceled                                     (306,000)                $7.38 - $14.00
         Exercised                                          --                             --
                                                     ---------
      Outstanding at November 1, 1997                1,636,500                 $5.44 - $17.25
                                                     =========

Options outstanding at November 1, 1997 are as follows:

                                                  Weighted Average
                                                     Remaining          Weighted
      Range of Exercise      Number of Shares     Contractual Life   Average Exercise        Shares
           Prices              Outstanding          (in years)             Price           Exercisable
           ------              -----------          ----------             -----           -----------
       $5.44 - $5.50           885,000                  9.6                $5.49             275,000
        6.00 -  8.19           658,500                  7.9                 6.75              25,000
       13.25 - 17.25            93,000                  6.5                14.45              84,000
                              ---------                                                       -------
                              1,636,500                 8.7                 6.51              384,000
                              =========                                                       =======

      As of November 1, 1997, 87 individuals held options, 10,000 shares were available for future grants under the Company's 1994 Stock Option Plan and 500,000 shares were available for future grants to Miss Erika employees under the Miss Erika Bonus Plan.

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (ABP 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1997 and fiscal 1996: risk-free interest rates of 6.2% for both fiscal years; zero dividend yields; volatility factor of the expected market price of the Company's Common Stock of 0.56 for both fiscal years; a weighted-average expected life of the option of 5 years for both fiscal years. Based on the assumptions set forth above, the weighted average fair value of the options granted in fiscal 1997 was $3.10 per share on the date of grant.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. EMPLOYEE BENEFITS PLANS (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                              Year Ended
                                      ---------------------------
                                       November 1,   November 2,
                                          1997           1996
                                      ------------   ------------
       Net income:
           As reported                $(4,705)        $ 1,524
           Pro forma                  $(5,458)        $ 1,322

       Earnings per share:
           As reported                $ (0.63)        $  0.20
           Pro forma                  $ (0.73)        $  0.17

STOCK PURCHASE PLAN

      Pursuant to a Stock Purchase Plan adopted on January 7, 1994, an aggregate of 100,000 shares of Common Stock was made available for purchase to eligible employees. The purchase price of the Common Stock under the plan is 85% of the stock price, as defined. Participating employees may authorize the Company to withhold a portion of their compensation, subject to certain deemed limitations, to purchase the shares. As of November 1, 1997, 18,280 shares of Common Stock have been issued under this plan.

SAVINGS PLAN

Effective January 1, 1995, the Company began sponsoring an employee savings plan under Section 401(k) of the Internal Revenue Code for all full-time employees with six months of continuous service. Eligible employees may make pre-tax contributions of up to 15% of their annual compensation subject to the maximum allowable contribution. Employee contributions of up to 6% of compensation are matched by the Company at a rate of 35%. Employees are 100% vested in their pre-tax contributions immediately, and become vested in the employer matching contributions as follows: 25% vested after two years of service, 50% vested after three years of service, 75% vested after four years of service and 100% vested after five years of service. The Company's matching contributions for the years ended November 1, 1997, November 2, 1996 and November 4, 1995 were $193,220, $192,687 and $146,524, respectively.

PROFIT SHARING PLAN

      The Company sponsors a profit sharing plan covering Miss Erika employees with more than one year of continuous service. Vesting occurs at a rate of 25% per year and employees are fully vested after four years. The plan provides for an accrual of 15% of each employee's gross compensation plus bonus, up to a maximum contribution of approximately $22,500 per employee. From the acquisition date of September 30, 1997 to November 1, 1997, the accrual amounted to $46,815. Profit sharing plan assets consist primarily of stocks, bonds and U.S. Government securities.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.SHAREHOLDER RIGHTS PLAN

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

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                             Balance at                                          Balance
                                             Beginning      Costs and                            at End
      Description                              of Year       Expenses         Deductions(1)      of Year
      -----------                              -------       --------         -------------      -------
Year ended November 1, 1997
Reserve for sales discounts, returns
and allowances .....................          $  500          $44,730(2)          $43,032          $2,198

Year ended November 2, 1996
Reserve for sales discounts,returns
and allowances .....................          $1,448          $50,648             $51,596          $  500

Year ended November 4, 1995
Reserve for sales discounts, returns
and allowances .....................          $  501          $43,136             $42,189          $1,448

(1) Discounts, returns and allowances granted to customers and charged against reserve.

(2) Includes Miss Erika, Inc.'s acquired reserve at September 30, 1997.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                                  First            Second        Third          Fourth           Fiscal
FISCAL 1997                                      Quarter           Quarter       Quarter        Quarter           Year
-----------                                      -------           -------       -------        -------           ----
Net sales                                         $ 41,596        $ 52,873        $48,240       $ 76,073        $ 218,782
Gross profit                                         9,299           8,959         10,777         10,191           39,226
Net income (loss)                                       43          (3,551)           712         (1,909)          (4,705)
PER SHARE DATA:

Net income (loss)                                 $   0.01        $  (0.47)       $  0.10       $  (0.26)       $   (0.63)
                                                  ========        ========        =======       ========        =========
Weighted average number of common shares
  and common stock equivalents outstanding           7,658           7,489          7,414          7,410            7,488
                                                  ========        ========        =======       ========        =========

FISCAL 1996

Net sales                                         $ 42,407        $ 57,439        $48,261       $ 72,716        $ 220,823
Gross profit                                         9,810          10,050         11,210         13,690           44,760
Net income (loss)                                     (280)           (736)           583          1,957            1,524
PER SHARE DATA:
Net income (loss)                                 $  (0.03)       $  (0.09)       $  0.08       $   0.26        $    0.20
                                                  ========        ========        =======       ========        =========
Weighted average number of common shares
   and common stock equivalents outstanding          8,004           7,792          7,654          7,646            7,781
                                                  ========        ========        =======       ========        =========


FISCAL 1995

Net sales                                         $ 34,564        $ 59,594        $50,848       $ 82,524        $ 227,530
Gross profit                                         9,631          16,412         13,544         16,163           55,750
Net income                                           1,335           3,917          2,219          2,232            9,703
PER SHARE DATA:
Net income                                        $   0.17        $   0.49        $  0.28       $   0.28        $    1.20
                                                  ========        ========        =======       ========        =========
Weighted average number of common shares
  and common stock equivalents outstanding           8,039           8,060          8,028          8,089            8,056
                                                  ========        ========        =======       ========        =========