Form 10-Q
period 1998-01-31
NORTON MCNAUGHTON INC
filed 1998-03-17
CIK 917692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to __________________

Commission File Number: 0-23440

                             Norton McNaughton, Inc.
             (Exact name of registrant as specified in its charter)


                            Delaware                                                    13-3747173
------------------------------------------------------------------     ----------------------------------------------
 (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

                    463 Seventh Avenue, New York, N.Y. 10018
                    (Address of principal executive offices)
                                   (Zip code)

                                 (212) 947-2960
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
 ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, $.01 Par Value, 7,412,613 shares as of March 16, 1998.

                               INDEX TO FORM 10-Q

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES

                                                                                                     PAGE NO.
                                                                                                     --------
PART I.           FINANCIAL INFORMATION

         ITEM 1.

         Financial Statements:

            Consolidated Balance Sheets at January 31, 1998 (Unaudited)
            and November 1, 1997                                                                         3

            Consolidated Statements of Operations for the thirteen
            weeks ended January 31, 1998 and February 1, 1997 (Unaudited)                                4

            Consolidated Statements of Stockholders' Equity for the thirteen
            weeks ended January 31, 1998 (Unaudited)                                                     5

            Consolidated Statements of Cash Flows for the thirteen weeks
            ended January 31, 1998 and February 1, 1997 (Unaudited)                                      6

            Notes to Consolidated Financial Statements (Unaudited)                                    7-10

         ITEM 2.

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                   12-15

         ITEM 3.

         Quantitative and Qualitative Disclosures About Market Risk - not applicable


PART II.          OTHER INFORMATION                                                                     16

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                     January 31,      November 1,
                                                                        1998             1997
                                                                     (Unaudited)        (Note)
                                                                     -----------      -----------
ASSETS
Current assets:
  Cash                                                               $     145        $     529
  Due from factor                                                       45,723           64,644
  Inventory                                                             46,526           28,590
  Income taxes receivable                                                3,549            3,201
  Prepaid expenses and other current assets                              3,835            5,227
                                                                     ---------        ---------
Total current assets                                                    99,778          102,191

Fixed assets, net of accumulated depreciation of $2,611 and
  $2,316, respectively                                                   6,186            5,899

Notes receivable from management stockholders                            2,655            2,655

Goodwill                                                                 3,906            3,853

Deferred financing costs                                                 2,281            2,481

Other assets                                                             1,805            1,683
                                                                     ---------        ---------
Total assets                                                         $ 116,611        $ 118,762
                                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $   8,224        $  10,420
  Revolving credit loan                                                 47,612           44,473
  Term loan payable                                                      3,000            3,000
  Accrued expenses and other current liabilities                         3,470            4,986
                                                                     ---------        ---------
Total current liabilities                                               62,306           62,879

Term loan payable                                                       11,250           12,000
Other long-term liabilities                                              1,725            1,720
                                                                     ---------        ---------
Total liabilities                                                       75,281           76,599

Commitments and contingencies

Stockholders' equity:

  Common stock, $0.01 par value, authorized 20,000,000 shares,
     8,063,613 and 8,060,640 shares issued, respectively, and
     7,412,613 and 7,409,640 shares outstanding, respectively               81               81

  Capital in excess of par                                              23,915           23,903

  Retained earnings                                                     22,869           23,714

  Treasury stock, at cost, 651,000 shares                               (5,535)          (5,535)
                                                                     ---------        ---------
Total stockholders' equity                                              41,330           42,163
                                                                     ---------        ---------
Total liabilities and stockholders' equity                           $ 116,611        $ 118,762
                                                                     =========        =========

Note: The balance sheet at November 1, 1997 has been derived from the audited financial statements as of that date.

See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                       Thirteen Weeks Ended
                                                    ----------------------------

                                                    January 31,      February 1,
                                                       1998             1997
                                                    -----------      -----------
                                                (In Thousands, Except Per Share Amounts)

Net sales                                            $ 53,508        $ 41,596

Cost of goods sold                                     42,111          32,297
                                                     --------        --------

Gross profit                                           11,397           9,299

Selling, general and administrative expenses           10,673           8,764

Depreciation and amortization                             349             239
                                                     --------        --------

Income from operations                                    375             296

Other expense (income):
   Interest expense                                     1,701             263

   Interest income                                        (41)            (42)
                                                     --------        --------

Income (loss) before provision (benefit) for
   income taxes                                        (1,285)             75

Provision (benefit) for income taxes                     (440)             32
                                                     --------        --------
Net income (loss)                                    $   (845)       $     43
                                                     ========        ========

BASIC EARNINGS PER SHARE:

  Net income (loss)                                  $  (0.11)       $   0.01
                                                     ========        ========

  Weighted average number of common shares              7,411           7,638
                                                     ========        ========

DILUTED EARNINGS PER SHARE:

  Net income (loss)                                  $  (0.11)       $   0.01
                                                     ========        ========

  Weighted average number of common shares and
     common stock equivalents outstanding               7,411           7,658
                                                     ========        ========


See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THIRTEEN WEEKS ENDED JANUARY 31, 1998
                                   (UNAUDITED)




                                               Common Stock             Capital
                                           ---------------------       in Excess       Retained       Treasury
                                           Shares       Amount          of Par         Earnings         Stock          Total
                                           ------   ------------       ---------       --------       --------         -----
                                                                            (In Thousands)

Balance at November 1, 1997                 8,061       $     81       $ 23,903       $ 23,714        $ (5,535)       $ 42,163

Net loss for the thirteen weeks
   ended January 31, 1998                      --             --             --           (845)             --            (845)

Issuance of 2,942 shares of common
   stock through the employee
   stock purchase plan                          3             --             12             --              --              12
                                         --------       --------       --------       --------        --------        --------

Balance at January 31, 1998                 8,064       $     81       $ 23,915       $ 22,869        $ (5,535)       $ 41,330
                                         ========       ========       ========       ========        ========        ========


See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              Thirteen Weeks Ended
                                                          ----------------------------
                                                          January 31,      February 1,
                                                             1998             1997
                                                          -----------      -----------
                                                                  (In Thousands)

Net income (loss)                                            $   (845)       $     43
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
     Depreciation and amortization of fixed assets                295             230
     Amortization of intangibles                                  288               9
Changes in operating assets and liabilities:
     Due from factor, net                                      18,921           3,731
     Inventory                                                (17,936)         (5,424)
     Refundable income taxes                                     (348)             --
     Prepaid expenses and other current assets                  1,392             348
     Other assets                                                (130)            125
     Accounts payable                                          (2,196)          1,040
     Accrued expenses and other current liabilities            (1,516)            (21)
     Other long-term liabilities                                    5              55
                                                             --------        --------
Net cash (used for) provided by operating activities           (2,070)            136
                                                             --------        --------
INVESTING ACTIVITIES
Additional purchase price                                        (133)             --
Purchase of fixed assets                                         (582)           (223)
                                                             --------        --------
Net cash used for investing activities                           (715)           (223)
                                                             --------        --------

FINANCING ACTIVITIES
Net advances under revolving credit agreement                   3,139              --
Payments on term loan                                            (750)             --
Proceeds from issuance of common stock                             12              20
                                                             --------        --------
Net cash provided by financing activities                       2,401              20
                                                             --------        --------

Decrease in cash                                                 (384)            (67)
Cash at beginning of period                                       529             333
                                                             --------        --------
Cash at end of period                                        $    145        $    266
                                                             ========        ========

SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                         $     --        $    142
   Interest paid                                             $  1,468        $    248


See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Norton McNaughton, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation of the Company's financial position at January 31, 1998 and the results of operations and cash flows for the thirteen weeks ended January 31, 1998 and February 1, 1997 have been included. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen weeks ended January 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1998.

         The consolidated financial statements include the accounts of Norton McNaughton, Inc. and its wholly-owned subsidiaries. All material balances and transactions have been eliminated in consolidation.

         The Company has adopted a 52-53 week accounting period. The Company's fiscal year ends on October 31, if such date falls on a Saturday, or the first Saturday following October 31. Data for the thirteen weeks ended January 31, 1998 reflects the acquisition of Miss Erika, Inc. ("Miss Erika"), a wholly-owned subsidiary, on September 30, 1997.

USE OF ESTIMATES

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

DEFERRED FINANCING COSTS

         Deferred financing costs were incurred in fiscal 1997 in connection with obtaining the Company's credit facility. Financing costs are amortized on a straight line basis over the three year term of the related credit facility.

GOODWILL

         Goodwill resulting from the acquisition of Miss Erika is being amortized by the straight-line method over twenty years.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which requires adoption for both interim and annual financial statements for periods ending after December 15, 1997. The Company changed the method previously used to compute earnings per share and has restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded.

         Basic earnings per share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed based on the weighted average number of common shares and common stock equivalents outstanding during the period presented. For the three months ended January 31, 1998, common stock equivalents were excluded from the net loss per share computation of dilutive earnings per share because they were antidilutive.

CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, cash and cash equivalents include all liquid debt instruments with a maturity of three months or less when purchased.

ACCOUNTING FOR STOCK OPTIONS

         The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

SFAS NO. 130, "REPORTING COMPREHENSIVE INCOME" AND SFAS NO. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION"

         The Financial Accounting Standards Board issued SFAS No. 130, which requires reclassification of financial statements for earlier periods provided for comparative purposes, and is effective for fiscal years beginning after December 15, 1997. The Company believes that the effect of adopting the new standard will be immaterial.

         The Financial Accounting Standards Board issued SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997. This statement changes the way that companies report information about operating segments in financial statements. The Company has not yet determined the impact of SFAS No. 131 on disclosures in its financial statements.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

2.       INVENTORY

Inventory is stated at the lower of cost (first-in, first-out basis) or market.

Inventories consist of the following:

                                                    January 31,   November 1,
                                                       1998          1997
                                                    -----------   -----------
                                                          (In Thousands)

Raw materials                                         $ 4,780       $ 2,979
Work in process                                         1,356         2,258
Finished goods                                         40,390        23,353
                                                      -------       -------
                                                      $46,526       $28,590
                                                      =======       =======

3.       STOCK REPURCHASE

         The Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $7.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. As of January 31, 1998, the Company has purchased a total of 651,000 shares at an aggregate cost of approximately $5.5 million.

4.       NOTES RECEIVABLE FROM MANAGEMENT STOCKHOLDERS

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

         As of January 31, 1998, the fair market value of the Company's Common Stock pledged by the management stockholders as security for the loans was $4,509,872, and the aggregate principal balance of all loans to management stockholders was $2,654,680. The loan balance set forth above reflects the required principal payments of $345,320 resulting from sales of Common Stock by management stockholders.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.       ACQUISITION OF MISS ERIKA

         On September 30, 1997, the Company acquired substantially all the assets and assumed substantially all the liabilities of Miss Erika, a privately-held manufacturer of women's moderately priced apparel. The terms of the transaction provided for the payment of approximately $24 million in cash, with additional consideration payable at the Company's option in cash or Company common stock based on the profitability of Miss Erika in fiscal years 1998 and 1999.

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

         The acquisition was accounted for as a purchase, and Miss Erika's results are included in the consolidated statements of operations beginning September 30, 1997. The following unaudited pro forma information indicates what net sales, income (loss) from operations, net income (loss) and net income
(loss) per share would have been had the acquisition of Miss Erika been completed on November 2, 1996.

         The pro forma adjustments are based upon available information and assumptions that management believes are reasonable at the time made. The unaudited pro forma financial information does not purport to present the results of operations of the Company had the acquisition of Miss Erika occurred on the date specified, nor is it necessarily indicative of the financial position or results of operations that may be achieved in the future. The unaudited pro forma financial information does not reflect any adjustments for synergies that management expects to realize. No assurances can be made as to the amount of cost savings or revenue enhancements, if any, that may be realized.

                                                       Thirteen Weeks Ended January 31, 1997
                                                       -------------------------------------
                                                       As reported                Pro forma
                                                       -----------                ---------
                                                     (In thousands, except per share amounts)

Net sales                                             $ 41,596                    $ 55,430
Income (loss) from operations                         $    296                    $   (793)
Net income (loss)                                     $     43                    $ (1,065)
Net income (loss) per share:
   Basic                                              $   0.01                    $  (0.14)
   Diluted                                            $   0.01                    $  (0.14)

6.       SHAREHOLDER RIGHTS PLAN

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

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6.       SHAREHOLDER RIGHTS PLAN (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         As is the norm in the apparel industry, the Company engages in promotional activity with its customers which affect the Company's sales, gross profit and gross profit margins. Norton McNaughton of Squire, Inc. ("Norton"), a wholly-owned subsidiary, accomplishes this by granting its customers sales allowances, while Miss Erika sells merchandise at promotional prices. Accordingly, the Company's sales, gross profit and gross profit margins vary from fiscal quarter to quarter and fiscal year to year. In addition, the Company generally ships its products in accordance with normal apparel industry shipping cycles. Correspondingly, sales, gross profit and gross profit margins may be affected by the timing of shipping cycles or the delivery of finished goods. This may result in shipments to customers occurring before or after a particular fiscal quarter end, thereby affecting both fiscal quarter to quarter comparisons and quarter to quarter results during a fiscal year.

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

         The Company continually monitors the success, in terms of sales, profitability and customer acceptance, of its product lines. In the event that one or more of its product lines does not meet the Company's expectations, the Company will discontinue their production. During the third quarter of fiscal 1997, the Company began selling merchandise under its existing product lines to Sears, including Norton McNaughton and Norton Studio. Correspondingly, the Company discontinued the Modiano product line, which had been produced exclusively for Sears, in the fourth quarter of fiscal 1997. In addition, the Company discontinued the Lauren Alexandra private-label product line produced for Federated Department Stores and the catalog division in the first quarter of fiscal 1998, and will discontinue the Pant-her private-label product line produced for The May Department Stores Company in the second quarter of fiscal 1998.

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

         In fiscal 1997, the aforementioned discontinued divisions contributed approximately $33.4 million to net sales and experienced approximately breakeven operating results. In connection with the closure of these divisions, the Company recorded special charges in the fourth quarter of fiscal 1997 of approximately $3.7 million. These discontinued divisions contributed approximately $8.0 million to net sales in the first quarter of fiscal 1997.

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

         During the fourth quarter of fiscal 1997, in an effort to further streamline operations and in conjunction with the Company's decision to discontinue the various divisions discussed earlier, the Company reduced its workforce by approximately 33%. Other cost savings measures implemented included merchandising changes, which will enable the Company to produce fewer samples, and reductions in executive compensation and ancillary expenses. As a result of these initiatives and those undertaken in the second quarter, the Company anticipates that it (without taking Miss Erika into account) may achieve cost savings of up to $3.0 million in fiscal 1998, although savings as a result of workforce reductions will be offset by any new hires above the Company's plan. Cost savings realized in the first quarter of fiscal 1998 as a result of the above were approximately $1.0 million.

         This Management's Discussion and Analysis contains forward-looking information about the Company's anticipated operating results, including following the acquisition of Miss Erika. The Company's ability to achieve its projected results is dependent on many factors which are outside of management's control. Some of the most significant factors would be a further deterioration in retailing conditions for women's apparel, a further increase in price pressures and other competitive factors, any of which could result in an unanticipated decrease in gross profit margins, an unanticipated need to hire additional personnel above the Company's plan, unanticipated problems arising with Miss Erika's business or the integration of Miss Erika's business with that of the Company, the unanticipated loss of a major customer, the unanticipated loss of a major contractor or supplier, and weather conditions which could impact retail traffic and the Company's ability to ship on a timely basis. Accordingly, there can be no assurance that the Company, including following the acquisition of Miss Erika, will achieve its anticipated operating results.

Results of Operations

The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the periods indicated, selected operating data as a percentage of net sales:

                                           Thirteen Weeks Ended
                                         --------------------------
                                         January 31,    February 1,
                                            1998           1997
                                         -----------    -----------
Net sales                                   100.0%         100.0%
Cost of goods sold                           78.7           77.6
                                           ------         ------
Gross profit                                 21.3           22.4
Selling, general and
   administrative expenses                   20.0           21.1
Depreciation and amortization                 0.6            0.6
                                           ------         ------
Income (loss) from operations                 0.7            0.7
Interest expense                              3.2            0.6
Interest income                              (0.1)          (0.1)
                                           ------         ------
Income (loss) before provision
   (benefit) for income taxes                (2.4)           0.2
Provision (benefit) for income taxes         (0.8)           0.1
                                           ------         ------
Net income (loss)                            (1.6)%          0.1%
                                           ======         ======

Quarter Ended January 31, 1998 Compared to Quarter Ended February 1, 1997

         Net sales were $53.5 million for the first quarter of fiscal 1998 compared to $41.6 million for the first quarter of fiscal 1997. The increase in net sales of $11.9 million was primarily attributable to the addition of net sales for the Erika product line of $18.2 million, following the acquisition of Miss Erika in September 1997, and increased sales in the Norton Studio product line of $2.4 million. These increases were offset in part by a decrease in net sales of $2.4 million in the Norton McNaughton product lines, and decreases in net sales of $6.3 million, in the aggregate, due to the discontinuation of the Modiano, Lauren Alexandra and Pant-her product lines.

         The gross profit margin was 21.3% for the first quarter of fiscal 1998 , as compared to 22.4% for the first quarter of fiscal 1997. The decrease resulted primarily from lower gross profit margins in the Lauren Alexandra and Pant-her product lines. The Company discontinued shipments of the Lauren Alexandra product line during the first quarter of fiscal 1998 and will discontinue the Pant-her product line in the second quarter of fiscal 1998.

         Selling, general and administrative expenses ("SG&A" expenses) were $10.7 million, or 20.0% of net sales, in the first quarter of fiscal 1998 compared to $8.8 million, or 21.1% of net sales in the first quarter of fiscal 1997. The increase in SG&A expenses of $1.9 million resulted from the addition of SG&A expenses relating to Miss Erika of $3.8 million. This increase was offset in part by a decrease in SG&A expenses for Norton of $1.9 million. This decrease resulted primarily from cost savings measures implemented in the second and fourth quarters of fiscal 1997, including a significant reduction in Norton's workforce, and a decrease in variable distribution and freight expenses due to a decrease in the volume of products shipped in the first quarter of fiscal 1998 for Norton.

         Interest expense increased to $1.7 million in the first quarter of fiscal 1998 from $263,000 in the first quarter of fiscal 1997. The increase was primarily attributable to incremental interest expense associated with borrowings used to effect the acquisition of Miss Erika on September 30, 1997.

Liquidity and Capital Resources

         The Company's liquidity requirements arise from the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's primary sources of working capital are cash flow from operations and, prior to the closing of the new credit facility described below, advances under the Company's factoring agreement for its trade accounts receivable. The Company's borrowing requirements for working capital purposes are seasonal, with peak working capital needs generally arising at the end of the first and third fiscal quarters and extending through the second and fourth fiscal quarters. The Company had working capital of $37.5 million at January 31, 1998 as compared to $39.3 million at November 1, 1997. The decrease was caused primarily by the net loss for the period and payments on the Company's term loan.

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

         The Company entered into a $140.0 million secured term loan and revolving credit facility with NationsBanc Commercial Corporation and The CIT Group/Commercial Services, Inc. (the "Financing Agreement") on September 30, 1997 in connection with the acquisition of Miss Erika. The Financing Agreement provides for a $15.0 million term loan and $125.0 million revolving credit facility (the "RCF"). The Financing Agreement has an expiration date of October 2, 2000. The proceeds were used to finance the acquisition of Miss Erika and will be used for ongoing working capital requirements of the combined entity. Pursuant to the new financing arrangement, the Company will continue to factor its accounts receivable, as well as the accounts receivable of Miss Erika.

          Pursuant to the RCF, the Company has available credit of up to $125.0 million for working capital loans and letters of credit based upon a borrowing base of 85% and 60% of Eligible Accounts Receivable and Eligible Inventory, respectively, as defined in the Financing Agreement, and overadvances above the borrowing base of $10.0 million at month end and up to $15.0 million permitted mid-month ($20.0 million in the months of August, September and October), provided that for any two consecutive month end periods, the combined overadvance amount is zero. The RCF provides for maximum sublimits of $70.0 million for letters of credit and $70.0 million for working capital loans.

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

         At January 31, 1998, borrowings and letters of credit outstanding under the RCF were $47.6 million and $46.6 million, respectively. The Company had total additional available credit of $4.3 million under the Financing Agreement as of that date, pursuant to the borrowing base formula set forth therein.

         The Financing Agreement provides for interest to be paid monthly in arrears on the term loan at an annual rate equal to, at the Company's option, the prime rate at NationsBank, N.A. plus (i) 0.25% on and before September 27, 1999 and (ii) 0.75% thereafter, or the LIBOR rate plus (i) 3.25% on and before September 27, 1999 and (ii) 3.75% thereafter. The term loan requires monthly principal payments of $250,000 on the first day of each month and a final installment of approximately $6.3 million on October 2, 2000. The Financing Agreement also provides for excess cash flow principal payments, as defined therein.

         The Financing Agreement contains a number of restrictive covenants, including covenants which limit incurrence of liens, indebtedness and capital expenditures and payment of dividends, and requires that the Company maintain certain financial ratios and meet specified minimum levels of working capital and tangible net worth. The Company was in compliance with these covenants at January 31, 1998. The Financing Agreement imposes decreasing prepayment penalties under certain circumstances. All of the Company's assets are subject to a security interest under the Financing Agreement.

         The Company anticipates that in the remainder of fiscal 1998 it will incur capital expenditures of approximately $1.5 million to $1.7 million, principally in connection with the upgrade of its management information systems. The Company expects to finance these capital expenditures from internally generated funds and advances under the Financing Agreement. Additional expenditures will be required to modify portions of the Company's software so that it will function properly in the year 2000. The Company believes that the total costs to be incurred prior to the year 2000 are immaterial and will not have a material impact on the Company's business, operations or its financial condition. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

         The Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $7.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. As of January 31, 1998, the Company has purchased a total of 651,000 shares at an aggregate cost of approximately $5.5 million.

         Management believes that cash generated from operations and advances under the RCF will provide sufficient cash resources to finance the Company's working capital and capital expenditure requirements for the current and next fiscal year.

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

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibit 3.1     Certificate of Incorporation of Norton McNaughton,
                         Inc., as amended (incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report on
                         Form 10-Q for the quarter ended May 5, 1995).

         Exhibit 3.2 By-Laws of the Company (incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 No. 33-74200).

         Exhibit 27      Financial Data Schedule (For SEC use only).

b) The Registrant filed a Current Report on Form 8-K/A on December 15, 1997 reporting under Item 2, "Acquisition or Disposition of Assets" and
         Item 7, "Financial Statements and Exhibits." The following financial statements were included in the Current Report:

         Financial statements of business acquired:

              Independent Auditor's Report

              Miss Erika, Inc. Balance Sheets as of January 31, 1997 and 1996

              Miss Erika, Inc. Statements of Operations and Retained Earnings (Deficit) for the fiscal years ended January 31, 1997, 1996 and 1995

              Miss Erika, Inc. Statements of Cash Flows for the fiscal years ended January 31, 1997, 1996 and 1995

              Miss Erika, Inc. Notes to Financial Statements

              Miss Erika, Inc. Unaudited Condensed Balance Sheet as of July 31, 1997

              Miss Erika, Inc. Unaudited Condensed Statements of Income and Retained Earnings for the six months ended July 31, 1997 and 1996

              Miss Erika, Inc. Unaudited Condensed Statements of Cash Flows for the six months ended July 31, 1997 and 1996

              Miss Erika, Inc. Notes to Unaudited Condensed Financial Statements

         Pro Forma Financial Information:

              Pro forma financial information (introduction)

              Unaudited Pro Forma Condensed Combined Balance Sheet as of August 2, 1997 for Norton McNaughton, Inc. and as of July 31, 1997 for Miss Erika, Inc.

              Unaudited Pro Forma Condensed Combined Statement of Operations for Norton McNaughton, Inc. for the year ended November 2, 1996 and for Miss Erika, Inc. for the year ended January 31, 1997

              Unaudited Pro Forma Condensed Combined Statement of Operations for Norton McNaughton, Inc. for the nine months ended August 2, 1997 and for Miss Erika, Inc. for the nine months ended July 31, 1997

              Condensed Combined Pro Forma Adjustments

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NORTON MCNAUGHTON, INC.
                              ----------------------
                                 (Registrant)
Date: March 16, 1998          By /s/Amanda J. Bokman
                                --------------------
                                AMANDA J. BOKMAN
                                Vice President, Chief Financial Officer,
                                Secretary and Treasurer
                                (Duly Authorized Officer and Principal Financial and Accounting Officer)