Form 10-Q
period 1998-05-02
NORTON MCNAUGHTON INC
filed 1998-06-22
CIK 917692

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 2, 1998
                                    -----------------------------------

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ------------------------------------

Commission File Number: 0-23440
                        -------

                            Norton McNaughton, Inc.
            (Exact name of registrant as specified in its charter)


           Delaware                                   13-3747173
---------------------------------        --------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                  463 Seventh Avenue, New York, N.Y.   10018
                  ------------------------------------------
                   (Address of principal executive offices)
                                  (Zip code)

                                (212) 947-2960
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
             ----------------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days    [X] Yes  [_]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value, 7,412,613 shares as of June 19, 1998.

                              INDEX TO FORM 10-Q

                   NORTON MCNAUGHTON, INC. AND SUBSIDIARIES

                                                                                     PAGE NO.
                                                                                     --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.

     Financial Statements:

        Consolidated Balance Sheets at May 2, 1998 (Unaudited)
        and November 1, 1997                                                             3

        Consolidated Statements of Operations for the thirteen and
        twenty-six weeks ended May 2, 1998 and May 3, 1997 (Unaudited)                   4

        Consolidated Statements of Stockholders' Equity for the twenty-six
        weeks ended May 2, 1998 (Unaudited)                                              5

        Consolidated Statements of Cash Flows for the twenty-six weeks
        ended May 2, 1998 and May 3, 1997 (Unaudited)                                    6

        Notes to Consolidated Financial Statements (Unaudited)                        7-11

     ITEM 2.

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                       11-17

     ITEM 3.

     Quantitative and Qualitative Disclosures About Market Risk - not applicable

PART II.  OTHER INFORMATION                                                          18-19

     ITEM 1.

     Legal Proceedings

     ITEM 4.

     Submission of matters to vote of security holders

     ITEM 6.

     Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS

                   NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                        May 2,       November 1,
                                                                                         1998            1997
                                                                                      (Unaudited)       (Note)
                                                                                    -------------    -----------
ASSETS
Current assets:
  Cash                                                                                  $    160        $    529
  Due from factor                                                                         69,264          64,644
  Inventory                                                                               35,583          28,590
  Income taxes receivable                                                                  2,514           3,201
  Prepaid expenses and other current assets                                                5,379           5,227
                                                                                    -------------    -----------
Total current assets                                                                     112,900         102,191

Fixed assets, net of accumulated depreciation of $2,951 and
  $2,316, respectively                                                                     6,339           5,899

Notes receivable from management stockholders                                              2,655           2,655

Goodwill                                                                                   3,858           3,853

Deferred financing costs                                                                   2,044           2,481

Other assets                                                                               3,083           1,683
                                                                                    -------------    -----------
Total assets                                                                            $130,879        $118,762
                                                                                    =============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                      $ 11,549        $ 10,420
  Revolving credit loans                                                                  57,515          44,473
  Term loan payable                                                                        3,000           3,000
  Accrued expenses and other current liabilities                                           3,939           4,986
                                                                                    -------------    -----------
Total current liabilities                                                                 76,003          62,879

Term loan payable                                                                         10,500          12,000
Other long-term liabilities                                                                1,730           1,720
                                                                                    -------------    -----------
Total liabilities                                                                         88,233          76,599

Commitments and contingencies

Stockholders' equity:

  Common stock, $0.01 par value, authorized 20,000,000 shares, 8,063,613 and 8,060,640 shares issued, respectively, and 7,412,613 and 7,409,640 shares
     outstanding, respectively                                                                81              81

  Capital in excess of par                                                                23,915          23,903

  Retained earnings                                                                       24,185          23,714

  Treasury stock, at cost, 651,000 shares                                                 (5,535)         (5,535)
                                                                                    -------------    -----------
Total stockholders' equity                                                                42,646          42,163
                                                                                    -------------    -----------
Total liabilities and stockholders' equity                                              $130,879        $118,762
                                                                                    =============    ===========

Note: The balance sheet at November 1, 1997 has been derived from the audited financial statements as of that date.

See accompanying notes.

                   NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                                         --------------------     ----------------------

                                                           May 2,      May 3,        May 2,      May 3,
                                                            1998        1997          1998        1997
                                                         ----------  ---------     ---------   ---------
                                                            (In Thousands, Except Per Share Amounts)
Net sales                                                  $94,116   $  52,873      147,624    $  94,469

Cost of goods sold                                          76,080      43,914      118,191       76,211
                                                         ----------  ---------     ---------   ---------
Gross profit                                                18,036       8,959       29,433       18,258

Selling, general and administrative expenses                13,290      14,646       23,963       23,410

Depreciation and amortization                                  402         238          751          477
                                                         ----------  ---------     ---------   ---------
Income (loss) from operations                                4,344      (5,925)       4,719       (5,629)

Other expense (income):
   Interest expense                                          2,114         453        3,815          716

   Interest income                                             (41)        (42)         (82)         (84)
                                                         ----------  ---------     ---------   ---------
Income (loss) before provision (benefit) for
   income taxes                                              2,271      (6,336)         986       (6,261)

Provision (benefit) for income taxes                           955      (2,785)         515       (2,753)
                                                         ----------  ---------     ---------   ---------
Net income (loss)                                          $ 1,316   $  (3,551)    $    471    $  (3,508)
                                                         ==========  =========     =========   =========

BASIC EARNINGS PER SHARE:

  Net income (loss)                                          $0.18   $   (0.47)    $   0.06    $   (0.46)
                                                         ==========  =========     =========   =========
  Weighted average number of common shares outstanding       7,413       7,489        7,412        7,563
                                                         ==========  =========     =========   =========
DILUTED EARNINGS PER SHARE:

  Net income (loss)                                          $0.18   $   (0.47)    $   0.06    $   (0.46)
                                                         ==========  =========     =========   =========
  Weighted average number of common shares outstanding
     assuming dilution                                       7,423       7,489        7,427        7,563
                                                         ==========  =========     =========   =========

See accompanying notes.

                   NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THIRTEEN WEEKS ENDED MAY 2, 1998
                                  (UNAUDITED)

                                                             Capital
                                          Common Stock      in Excess         Retained            Treasury
                                          ------------
                                        Shares    Amount     of Par           Earnings              Stock               Total
                                        ------    ------     -----            --------              -----               -----
                                                                    (In Thousands)
Balance at November 1, 1997              8,061   $    81     $23,903           $23,714             $(5,535)             $42,163

Net income for the twenty-six weeks
   ended May 2, 1998                         -         -           -               471                   -                  471

Issuance of 2,973 shares of common
   stock through the employee
   stock purchase plan                       3         -          12                 -                   -                   12
                                      --------   -------   ---------        ----------          ----------           ----------

Balance at May 2, 1998                   8,064   $    81     $23,915           $24,185             $(5,535)             $42,646
                                      ========   =======   =========        ==========          ==========           ==========

See accompanying notes.

                   NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                         Twenty-Six Weeks Ended
                                                                                         ----------------------

                                                                                     May 2,                 May 3,
                                                                                      1998                   1997
                                                                                ---------------        ---------------
                                                                                             (In Thousands)
Net income (loss)                                                               $      471             $    (3,508)

Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
   Depreciation and amortization of fixed assets                                       637                     460
   Amortization of intangibles                                                         582                      17
   Write-off of leasehold improvements                                                   -                     492

Changes in operating assets and liabilities:
   Due from factor, net                                                             (4,620)                 12,296
   Inventory                                                                        (6,993)                 (4,277)
   Refundable income taxes                                                             687                       -
   Prepaid expenses and other current assets                                          (152)                 (3,640)
   Other assets                                                                     (1,417)                    146
   Accounts payable                                                                  1,129                     509
   Accrued expenses and other current liabilities                                   (1,047)                  4,005
   Other long-term liabilities                                                          10                     110
                                                                                ---------------        ---------------
Net cash (used for) provided by operating activities                               (10,713)                  6,610
                                                                                ---------------        ---------------

INVESTING ACTIVITIES
Additional purchase price                                                             (133)                      -
Purchase of fixed assets                                                            (1,077)                   (974)
                                                                                ---------------        ---------------
Net cash used for investing activities                                              (1,210)                   (974)
                                                                                ---------------        ---------------

FINANCING ACTIVITIES
Net advances under revolving credit agreement                                       13,042                       -
Payments on term loan                                                               (1,500)                      -
Proceeds from issuance of common stock                                                  12                      20
Net (repayments) advances under factoring agreement                                      -                  (4,443)
Purchase of treasury stock                                                               -                  (1,326)
                                                                                ---------------        ---------------
Net cash provided by (used for) financing activities                                11,554                  (5,749)
                                                                                ---------------        ---------------

Decrease in cash                                                                      (369)                   (113)
Cash at beginning of period                                                            529                     333
                                                                                ---------------        ---------------
Cash at end of period                                                           $      160            $        220
                                                                                ===============        ===============

SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                                            $       50            $        279
   Interest paid                                                                $    3,367            $        691


See accompanying notes.

                   NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Norton McNaughton, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation of the Company's financial position at May 2, 1998 and the results of operations for the thirteen weeks and twenty-six weeks ended May 2, 1998 and May 3, 1997 and cash flows for the twenty-six weeks ended May 2, 1998 and May 3, 1997 have been included. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen and twenty-six weeks ended May 2, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1998.

     The consolidated financial statements include the accounts of Norton McNaughton, Inc. and its wholly-owned subsidiaries. All material balances and transactions have been eliminated in consolidation. Data for the thirteen and twenty-six weeks ended May 2, 1998 reflects the acquisition of Miss Erika, Inc. ("Miss Erika"), a wholly-owned subsidiary, on September 30, 1997.

     The Company operates on a 52-53 week accounting period. The Company's fiscal year ends on October 31, if such date falls on a Saturday, or the first Saturday following October 31.

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

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which requires adoption for both interim and annual financial statements for periods ending after December 15, 1997. In the first quarter of fiscal 1998, the Company changed the method previously used to compute earnings per share and has restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded.

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period and the effect of dilutive options outstanding during the period using the treasury stock method. For the thirteen and twenty-six weeks ended May 2, 1998, the dilutive effect of options outstanding during the period using the treasury stock method was 10,000 shares and 15,000 shares, respectively. For the thirteen and twenty-six weeks ended May 3, 1997, options outstanding during the period using the treasury stock method were excluded from the net loss per share computation of dilutive earnings per share because they were antidilutive.

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

2.    INVENTORY

Inventory is stated at the lower of cost (first-in, first-out basis) or market.

Inventories consist of the following:

                                   May 2,             November 1,
                                   1998                 1997
                                                       (Audited)
                               ----------------     ----------------
                                          (In Thousands)
      Raw materials                 $ 5,633              $ 2,979
      Work in process                 5,703                2,258
      Finished goods                 24,247               23,353
                                    -------              -------
                                    $35,583              $28,590
                                    =======              =======

3.    STOCK REPURCHASE

     The Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $7.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. As of May 2, 1998, the Company has purchased a total of 651,000 shares at an aggregate cost of approximately $5.5 million.

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

     As of May 2, 1998, the fair market value of the Company's Common Stock pledged by the management stockholders as security for the loans was $5,161,699, and the aggregate principal balance of all loans to management stockholders was $2,654,680. The loan balance set forth above reflects the required principal payments of $345,320 resulting from sales of Common Stock by management stockholders.

5.   ACQUISITION OF MISS ERIKA

     On September 30, 1997, the Company completed the acquisition of substantially all the assets and the assumption of substantially all the liabilities of Miss Erika, a privately-held manufacturer of women's moderately priced apparel. The Company will, through a wholly-owned subsidiary, continue Miss Erika's business. The purchase price of Miss Erika consisted of $24.0 million in cash paid at the closing, the assumption of $2.5 million of indebtedness for borrowed money and certain other contractual obligations. In addition, the Company has agreed to pay an additional contingent payment in cash and/or Company Common Stock in the event that certain earnings targets are achieved by Miss Erika for the two fiscal years ending November 6, 1999. The aggregate contingent payment, if any, payable by the Company is equal to the amount by which four times the average of Miss Erika's earnings before income taxes, depreciation and amortization, as defined in the Miss Erika purchase agreement ("EBITDA"), for the two fiscal years ending November 6, 1999, exceeds $24.0 million. Any additional consideration paid for Miss Erika will be accounted for as additional purchase price and will be reflected in goodwill. At the Company's discretion, the Company may, subject to a maximum number of shares, pay all or any portion of the contingent payment in shares of Common Stock. The Miss Erika purchase agreement limits the number of shares of Common Stock payable by the Company to a number of shares which, after giving effect to their issuance, does not exceed 12% of the aggregate number of outstanding shares of Common Stock at the time of payment. The Company intends to pay the cash portion, if any, of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. The Company cannot predict whether Miss Erika will achieve the necessary EBITDA targets to qualify for additional consideration.

     In connection with the acquisition, the Company entered into a $140 million secured term loan and revolving credit facility with NationsBanc Commercial Corporation and The CIT Group/Commercial Services, Inc. The proceeds were used to finance the acquisition and for ongoing working capital requirements of the combined entity. Pursuant to the financing arrangement, the Company continued to factor its accounts receivable, as well as the accounts receivable of Miss Erika.

     The acquisition was accounted for as a purchase, and Miss Erika's results are included in the consolidated statements of operations beginning September 30, 1997. The following unaudited pro forma information indicates what net sales, income (loss) from operations, net loss and net loss per share would have been had the acquisition of Miss Erika been completed on November 2, 1996.

                                                                                               Twenty-Six Weeks Ended
                                  Thirteen Weeks Ended May 3, 1997                                   May 3, 1997
                              ------------------------------------------            -------------------------------------------
                                 As reported            Pro forma                        As reported             Pro forma
                              ----------------      --------------------            ---------------------    -----------------
                                                       (In thousands, except per share amounts)
Net sales                         $    52,873          $    94,061                       $     94,469             $   149,491
Income (loss) from operations     $    (5,925)         $       174                       $     (5,629)            $      (619)
Net loss                          $    (3,551)         $      (763)                      $     (3,508)            $    (1,828)
Net loss per share:
   Basic                          $     (0.47)         $     (0.10)                      $      (0.46)            $     (0.24)
   Diluted                        $     (0.47)         $     (0.10)                      $      (0.46)            $     (0.24)


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

7.   SUBSEQUENT EVENTS

     On June 18, 1998, the Company completed the acquisition of Jeri-Jo Knitwear Inc. and Jamie Scott, Inc. (collectively "Jeri-Jo"), acquiring substantially all the assets and assuming substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. Jeri-Jo will operate as a separate subsidiary under the direction of current management. The purchase price paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition,
(ii) the assumption of indebtedness of $10.9 million for borrowed money and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and its Common Stock, $0.01 par value, in the event that certain earnings targets are achieved by Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. The Jeri-Jo purchase agreement requires that the Company pay at least 50% of the required contingent payment in cash. The aggregate contingent payment, if any, payable by the Company is equal to the excess of (1) the sum of (A) five times Jeri-Jo's average EBITDA (as defined in the Jeri-Jo purchase agreement) for the two years ending June 30, 2000, plus (B) 0.50 times any such average EBITDA between $17.0 million and $20.0 million, plus (C) one times any such average EBITDA over $20.0 million, over (2) $55.0 million. Any additional consideration paid for Jeri-Jo will be accounted for as additional purchase price and will be reflected in goodwill. The Company intends to pay the cash portion of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. The Company cannot predict whether Jeri-Jo will achieve the necessary EBITDA targets to qualify for additional consideration.

     Concurrent with the closing of the acquisition, the Company entered into a $175 million secured revolving credit and letter of credit facility with NationsBanc Commercial Corporation, The CIT Group/Commercial Services, Inc. and Fleet Bank N.A. (the "New Financing Agreement"). The facility will be used to finance ongoing working capital requirements of the combined entity. The New Financing Agreement is a three-year secured revolving credit and letter of credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins below the prime rate or in excess of LIBOR rates. Initially, the interest rate under the New Financing Agreement is 75 basis points below the prime rate (based upon the current prime rate, the interest rate under the New Financing Agreement will be 7.75% per annum). Available credit under the New Financing Agreement is as follows: revolving credit advances not to exceed $60.0 million, documentary letters of credit not to exceed $130.0 million and stand-by letters of credit not to exceed $45.0 million (including $30.0 million of stand-by letters of credit necessary to secure the Company's cash contingent payment obligation in connection with the Jeri-Jo acquisition), with the aggregate credit available to the Company equal to the lesser of (i) $175.0 million or (ii) the sum of 85% of eligible accounts receivable and 60% of eligible inventory. The New Financing Agreement contains a number of restrictive covenants, including covenants which limit incurrence of liens and indebtedness, limit transactions with affiliates, acquisitions, sales of assets, investments and other restricted payments, and require that the Company maintain certain fixed charge coverage, cash flow coverage and leverage ratios and meet specified minimum levels of working capital and net worth.

     On June 18, 1998, the Company also closed the sale of $125 million of 12 1/2% Senior Notes due 2005 (the "Senior Notes"). The proceeds of the sale were used to finance the Jeri-Jo acquisition and to refinance existing indebtedness of the Company and Jeri-Jo. The Senior Notes have not been registered under the Securities Act of 1933, as amended, and may not be offered and sold in the United States absent registration under such act or an applicable exemption from registration. The Company's obligations under the Senior Notes are guaranteed by all of the Company's subsidiaries.

8.   LEGAL PROCEEDINGS

     Norton has exclusive, long-term agreements with two independent contractors which provide it with finished goods distribution services (Railroad Enterprises, Inc.) and domestic cutting services (Cutting Edge Services, Inc., formerly Toni-Linda Productions, Inc.). In April 1998, in response to Norton's notice of an intention not to renew its agreements with its distribution and cutting contractors, Norton received a letter from their attorney alleging that Norton had breached its agreements and, as a result, alleging that such contractors had incurred substantial damages. Norton does not believe that it has breached any of its agreements with these contractors, believes that it has meritorious defenses to any claim, and will vigorously defend any proceeding. Under the terms of the agreements with these contractors, claims against Norton are to be resolved through arbitration proceedings. There can be no assurance that Norton would be successful in defending any such claim, if made, or that any determination rendered would not have a material adverse effect on the business, financial condition and results of operations of the Company.

     The Company is involved in certain other legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect on the Company's financial position, results of operations and cash flow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Events
-------------

     On June 18, 1998, the Company completed the acquisition of Jeri-Jo Knitwear Inc. and Jamie Scott, Inc. (collectively "Jeri-Jo"), acquiring substantially all the assets and assuming substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. Jeri-Jo will operate as a separate subsidiary under the direction of current management. The purchase price paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition, (ii) the assumption of indebtedness of $10.9 million for borrowed money and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and its Common Stock, $0.01 par value, in the event that certain earnings targets are achieved by Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. The Jeri-Jo purchase agreement requires that the Company pay at least 50% of the required contingent payment in cash. The aggregate contingent payment, if any, payable by the Company is equal to the excess of (1) the sum of (A) five times Jeri-Jo's average EBITDA (as defined in the Jeri-Jo purchase agreement) for the two years ending June 30, 2000, plus (B)
0.50 times any such average EBITDA between $17.0 million and $20.0 million, plus
(C) one times any such average EBITDA over $20.0 million, over (2) $55.0 million. Any additional consideration paid for Jeri-Jo will be accounted for as additional purchase price and will be reflected in goodwill. The Company intends to pay the cash portion of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. The Company cannot predict whether Jeri-Jo will achieve the necessary EBITDA targets to qualify for additional consideration.

     Concurrent with the closing of the acquisition, the Company entered into a $175 million secured revolving credit and letter of credit facility with NationsBank Commercial Corporation, The CIT Group/Commercial Services, Inc. and Fleet Bank N.A., (the "New Financing Agreement"). The facility will be used to finance ongoing working capital requirements of the combined entity. The New Financing Agreement is a three-year secured revolving credit and letter of credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins below the prime rate or in excess of LIBOR rates. Initially, the interest rate under the New Financing Agreement is 75 basis points below the prime rate (based upon the current prime rate, the interest rate under the New Financing

Agreement will be 7.75% per annum). Available credit under the New Financing Agreement is as follows: revolving credit advances not to exceed $60.0 million, documentary letters of credit not to exceed $130.0 million and stand-by letters of credit not to exceed $45.0 million (including $30.0 million of stand-by letters of credit necessary to secure the Company's cash contingent payment obligation in connection with the Jeri-Jo acquisition), with the aggregate credit available to the Company equal to the lesser of (i) $175.0 million or
(ii) the sum of 85% of eligible accounts receivable and 60% of eligible inventory.

     The New Financing Agreement contains a number of restrictive covenants, including covenants which limit incurrence of liens and indebtedness, limit transactions with affiliates, acquisitions, sales of assets, investments and other restricted payments, and require that the Company maintain certain fixed charge coverage, cash flow coverage and leverage ratios and meet specified minimum levels of working capital and net worth.

     On June 18, 1998 the Company also closed the sale of $125 million of 12 1/2% Senior Notes due 2005 (the "Senior Notes"). The proceeds of the sale were used to finance the Jeri-Jo acquisition and to refinance existing indebtedness of the Company and Jeri-Jo. The Notes have not been registered under the Securities Act of 1933, as amended, and may not be offered and sold in the United States absent registration under such act or an applicable exemption from registration. The Company's obligations under the Senior Notes are guaranteed by all of the Company's subsidiaries.

General
-------

     The Company has recently adopted and implemented a new business strategy to expand its branded product lines, broaden its customer base and further develop its global product sourcing capabilities. A key component of this new business strategy involves the selective acquisition of complimentary businesses and brands.

     On September 30, 1997, the Company acquired substantially all the assets and assumed substantially all the liabilities of Miss Erika, Inc. ("Miss Erika"), a privately-held manufacturer of women's moderately priced apparel. The terms of the transaction provided for the payment of approximately $24 million in cash, with additional consideration payable at the Company's option in cash or Company common stock based on the profitability of Miss Erika in fiscal years 1998 and 1999.

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

     The Company continually monitors the success, in terms of sales, profitability and customer acceptance, of its product lines. In the event that one or more of its product lines does not meet the Company's expectations, the Company will discontinue their production. During the third quarter of fiscal 1997, the Company began selling merchandise under its existing product lines to Sears, including Norton McNaughton and Norton Studio. Correspondingly, the Company discontinued the Modiano product line, which had been produced exclusively for Sears, in the fourth quarter of fiscal 1997. In addition, the Company discontinued the Lauren Alexandra private-label product line produced for Federated Department Stores and the catalog division in the first quarter of fiscal 1998, and discontinued the Pant-her private-label product line produced for The May Department Stores Company in the second quarter of fiscal 1998.

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

     In fiscal 1997, the aforementioned discontinued divisions contributed approximately $33.4 million to net sales and experienced approximately breakeven operating results. In connection with the closure of these divisions, the Company recorded special charges in the fourth quarter of fiscal 1997 of approximately $3.7 million. These discontinued divisions contributed approximately $7.9 million to net sales in the second quarter of fiscal 1997.

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

     During the fourth quarter of fiscal 1997, in an effort to further streamline operations and in conjunction with the Company's decision to discontinue the various divisions discussed earlier, the Company reduced its workforce by approximately 33%. Other cost savings measures implemented included merchandising changes, which will enable the Company to produce fewer samples, and reductions in executive compensation and ancillary expenses. As a result of these initiatives and those undertaken in the second quarter of fiscal 1997, the Company anticipates that it (without taking Miss Erika into account) may achieve cost savings of up to $3.0 million in fiscal 1998, although savings as a result of workforce reductions will be offset by any new hires above the Company's plan. Cost savings realized in the first quarter and second quarter of fiscal 1998 as a result of the above were approximately $1.0 million and $550,000, respectively.

     As is the norm in the apparel industry, the Company engages in promotional activity with its customers which affects the Company's sales, gross profit and gross profit margins. Norton McNaughton of Squire, Inc. ("Norton"), a wholly-owned subsidiary, accomplishes this by granting its customers sales allowances, while Miss Erika sells merchandise at promotional prices. Accordingly, the Company's sales, gross profit and gross profit margins vary from fiscal quarter to quarter and fiscal year to year. In addition, the Company generally ships its products in accordance with normal apparel industry shipping cycles. Correspondingly, sales, gross profit and gross profit margins may be affected by the timing of shipping cycles or the delivery of finished goods. This may result in shipments to customers occurring before or after a particular fiscal quarter end, thereby affecting both fiscal quarter to quarter comparisons and quarter to quarter results during a fiscal year.

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

     This Management's Discussion and Analysis contains forward-looking information about the Company's anticipated operating results, including following the acquisition of Jeri-Jo. The Company's ability to achieve its projected results, including following the acquisition of Jeri Jo, is dependent on many factors which are outside of management's control. Some of the most significant factors would be a further deterioration in retailing conditions for women's apparel, a further increase in price pressures and other competitive factors, any of which could result in an unanticipated decrease in gross profit margins, an unanticipated need to hire additional personnel above the Company's plan, unanticipated problems arising with Miss Erika's and Jeri-Jo's businesses or the integration of Miss Erika's and Jeri-Jo's businesses with that of the Company, the unanticipated loss of a major customer, the unanticipated loss of a major contractor or supplier, year 2000 issues and weather conditions which could impact retail traffic and the Company's ability to ship on a timely basis. Accordingly, there can be no assurance that the Company, including following the acquisition of Jeri-Jo, will achieve its anticipated operating results.

Results of Operations
---------------------

The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the periods indicated, selected operating data as a percentage of net sales:

                                                      Thirteen Weeks Ended                              Twenty-Six Weeks Ended
                                           --------------------------------------------      ---------------------------------------
                                               May 2, 1998                May 3, 1997            May 2, 1998           May 3, 1997
                                           ------------------        ------------------      -----------------      ----------------
     Net sales                                    100.0%                    100.0%                 100.0%                  100.0%
     Cost of goods sold                            80.8                      83.1                   80.1                    80.7
                                           ------------------        ------------------      -----------------      ----------------
     Gross profit                                  19.2                      16.9                   19.9                    19.3
     Selling, general and
         administrative expenses                   14.1                      27.7                   16.2                    24.8
     Depreciation and amortization                  0.5                       0.4                    0.5                     0.5
                                           ------------------        ------------------      -----------------      ----------------
     Income (loss) from operations                  4.6                     (11.2)                   3.2                    (6.0)
     Interest expense                               2.3                       0.9                    2.6                     0.7
     Interest income                               (0.1)                     (0.1)                  (0.1)                   (0.1)
                                           ------------------        ------------------      -----------------      ----------------
     Income (loss) before provision
        (benefit) for income taxes                  2.4                     (12.0)                   0.7                    (6.6)
     Provision (benefit) for income
        Taxes                                       1.0                      (5.3)                   0.4                    (2.9)
                                           ------------------        ------------------      -----------------      ----------------
     Net income (loss)                              1.4%                     (6.7)%                  0.3%                   (3.7)%
                                           ==================        ==================      =================      ================


Quarter Ended May 2, 1998 Compared to Quarter Ended May 3, 1997
---------------------------------------------------------------

          Net sales were $94.1 million for the second quarter of fiscal 1998 compared to $52.9 million for the second quarter of fiscal 1997. The increase in net sales of $41.2 million was primarily attributable to the addition of net sales of the Erika product line of $52.9 million, following the acquisition of Miss Erika on September 30, 1997, increased net sales in the in the Norton Studio product line of $2.7 million and increased net sales in the D.P.S. product line of $1.8 million. These increases were offset in part by a decrease in net sales of $7.7 million in the Norton McNaughton product lines, and decreases in net sales of $7.9 million, in the aggregate, due to the discontinuation of the Modiano, Lauren Alexandra and Pant-her product lines.

          The gross profit margin was 19.2% for the second quarter of fiscal 1998 compared to 16.9% for the second quarter of fiscal 1997. Gross profit margin in the second quarter of fiscal 1998 was negatively impacted by sales allowances of approximately $3.3 million granted to certain customers of discontinued divisions in order to encourage those customers to continue to do business with the Company's remaining divisions. Had these sales allowances not been granted, gross profit margin for the second quarter of fiscal 1998 would have been 21.9%. The increase in gross profit margin was primarily due to the addition of gross profit from the Erika product line, following the acquisition of Miss Erika on September 30, 1997, which represented higher gross profit margins than those experienced in the Norton McNaughton product lines.

          Selling, general and administrative expenses ("SG&A" expenses) were $13.3 million, or 14.1% of net sales, in the second quarter of fiscal 1998 compared to $14.7 million, or 27.7% of net sales, in the second quarter of fiscal 1997. SG&A expenses for the second quarter of fiscal 1997 included special charges of $5.7 million for severance payments resulting from management changes, the termination of certain lease obligations and the establishment of reserves for certain contingencies, including the closing of the Company's retail outlet stores. Excluding the special charge, SG&A expenses for the second quarter of fiscal 1997 would have been $8.9 million, or 16.9% of net sales. The increase of $4.4 million, excluding the special charge, resulted primarily from Miss Erika whose SG&A for the second quarter of fiscal 1998 was $6.0 million. This increase was offset in part by savings experienced by Norton in the second quarter of fiscal 1998 due to cost savings measures implemented in fiscal 1997, including a significant reduction in Norton's workforce and a decrease in variable distribution and freight expenses due to a decrease in the volume of products shipped in the second quarter of fiscal 1998 for Norton.

          Interest expense increased to $2.1 million in the second quarter of fiscal 1998 from $453,000 in the second quarter of fiscal 1997. The increase was primarily attributable to incremental interest expense and amortization of deferred financing costs associated with borrowings used to effect the acquisition of Miss Erika on September 30, 1997.

Twenty-Six Weeks Ended May 2, 1998 Compared to the Twenty-Six Weeks Ended May 3,
--------------------------------------------------------------------------------
1997
----

          Net sales were $147.6 million for the first half of fiscal 1998 compared to $94.5 million for the first half of fiscal 1997. The increase in net sales of $53.1 million was primarily attributable to the addition of net sales of the Erika product line of $71.1 million, following the acquisition of Miss Erika on September 30, 1997, increased net sales in the in the Norton Studio product line of $5.1 million and increased net sales in the D.P.S. product line of $1.8 million. These increases were offset in part by a decrease in net sales of $10.0 million in the Norton McNaughton product lines, and decreases in net sales of $14.1 million, in the aggregate, due to the discontinuation of the Modiano, Lauren Alexandra and Pant-her product lines.

          The gross profit margin was 19.9% for the first half of fiscal 1998 compared to 19.3% for the first half of fiscal 1997. Gross profit margin in the first half of fiscal 1998 was negatively impacted by sales allowances of approximately $3.3 million granted to certain customers of discontinued divisions in order to encourage those customers to continue to do business with the Company's remaining divisions. Had these sales allowances not been granted, gross profit margin for the first half of fiscal 1998 would have been 21.7%.
The increase in gross profit margin was primarily due to the addition of gross profit from the Erika product line, following the acquisition of Miss Erika on September 30, 1997, which represented higher gross profit margins than those experienced in the Norton McNaughton product lines.

          SG&A expenses were $24.0 million, or 16.2% of net sales, in the first half of fiscal 1998 compared to $23.4 million, or 24.8% of net sales, in the first half of fiscal 1997. SG&A expenses for the first half of fiscal 1997 included special charges of $5.7 million for severance payments resulting from management changes, the termination of certain lease obligations and the establishment of reserves for certain contingencies, including the closing of the Company's retail outlet stores. Excluding the special charge, SG&A expenses for the first half of fiscal 1997 would have been $17.7 million, or 18.7% of net sales. The increase of $6.3 million, excluding the special charge, resulted primarily from Miss Erika whose SG&A for the first half of fiscal 1998 was $9.8 million. This increase was offset in part by savings experienced by Norton in the first half of fiscal 1998 due to cost savings measures implemented in fiscal 1997, including a significant reduction in Norton's workforce and a decrease in variable distribution and freight expenses due to a decrease in the volume of products shipped in the first half of fiscal 1998 for Norton.

          Interest expense increased to $3.8 million in the first half of fiscal 1998 from $716,000 in the first half of fiscal 1997. The increase was primarily attributable to incremental interest expense and amortization of deferred financing costs associated with borrowings used to effect the acquisition of Miss Erika on September 30, 1997.

Liquidity and Capital Resources
-------------------------------

          The Company's liquidity requirements arise from the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's primary sources of working capital are cash flow from operations and, prior to the closing of the new credit facility described below, advances under the Company's prior credit facility. The Company's borrowing requirements for working capital purposes are seasonal, with peak working capital needs generally arising at the end of the first and third fiscal quarters and extending through the second and fourth fiscal quarters. The Company had working capital of $36.9 million at May 2, 1998 as compared to $39.3 million at November 1, 1997.

          The Company sells its accounts receivable to a factor without recourse, up to a maximum established by the factor for each customer. Receivables sold in excess of these limitations are subject to recourse in the event of nonpayment by the customer.

          Prior to the Company's new credit agreement entered into on June 18, 1998, the Company borrowed under its prior credit facility, entered into on September 30, 1997. Prior thereto, the Company's working capital requirements were financed under its factoring agreement. The latter provided for borrowings up to 90% of the net balance due on eligible accounts receivable, up to $10.0 million of additional advances and up to $20.0 million in letter of credit financing. Interest on factor advances was payable monthly at 0.75% below the NationsBank of Georgia, N.A. prime rate (the "Nations Prime Rate") for amounts advanced which were less than the purchase price of eligible accounts receivable, and 1.25% above the Nations Prime Rate for amounts advanced in excess of the purchase price of eligible accounts receivable.

          The Company entered into a $140.0 million secured term loan and revolving credit and letter of credit facility with NationsBanc Commercial Corporation and The CIT Group/Commerical Services, Inc. on September 30, 1997 (the "Prior Financing Agreement") in connection with the acquisition of Miss Erika. The Prior Financing Agreement provided for a $15.0 million term loan and $125.0 million revolving credit facility. The proceeds were used to finance the acquisition of Miss Erika and for working capital requirements of the combined entity.

          Under the Prior Financing Agreement, the Company had available credit of up to $125.0 million for working capital loans and letters of credit based upon a borrowing base of 85% and 60% of Eligible Accounts Receivable and Eligible Inventory, respectively, as defined therein, and overadvances above the borrowing base of $10.0 million at month end and up to $15.0 million permitted mid-month ($20.0 million in the months of August, September and October). Interest on revolving credit loan balances was payable monthly in arrears at an annual rate equal to, at the Company's option, the Nations Prime Rate less 0.25%, or the LIBOR rate plus 2.75% and a Co-agent fee of $150,000 per annum. Interest on the term loan was payable monthly in arrears at an annual rate equal to, at the Company's option, the Nations Prime Rate plus 0.25%, or the LIBOR rate plus 3.25%. The term loan required monthly principal payments of $250,000 on the first day of each month and a final installment of approximately $6.3 million on October 2, 2000. The Prior Financing Agreement contained a number of restrictive covenants, including requirements that the Company maintain certain financial ratios and meet specified minimum levels of working capital and tangible net worth. The Company was in compliance with these covenants at May 2, 1998.

          At May 2, 1998, borrowings and letters of credit outstanding under the Prior Financing Agreement were $57.4 million and $44.3 million, respectively. The Company had total additional available credit of $4.1 million under the Prior Financing Agreement as of that date, pursuant to the borrowing base formula set forth therein.

          The Company entered into a $175.0 million secured revolving credit and letter of credit facility with NationsBanc Commercial Corporation, The CIT Group/Commercial Services, Inc. and Fleet Bank N.A. on June 18, 1998. The New Financing Agreement has an expiration date of June 18, 2001. Available credit under the New Financing Agreement is as follows: revolving credit advances not to exceed $60.0 million, documentary letters of credit not to exceed $130.0 million and stand-by letters of credit not to exceed $45.0 million (including $30.0 million of stand-by letters of credit necessary to secure the Company's cash contingent payment obligation in connection with the Jeri-Jo acquisition), with the aggregate credit available to the Company equal to the lesser of (i) $175.0 million or (ii) the sum of 85% of eligible accounts receivable and 60% of eligible inventory. Interest on outstanding borrowings will be determined, at the Company's option, based upon stated margins below the prime rate or in excess of LIBOR rates. The interest rate under the New Financing Agreement will be 0.75% below the prime rate (based upon the current prime rate, the interest rate under the New Financing Agreement will be 7.75% per annum) for the first six months, and thereafter, will be determined by grid pricing based upon certain financial ratios set forth therein.

          On June 18, 1998, the Company also closed the sale of $125.0 million of 12 1/2% Senior Notes due 2005 (the "Senior Notes"), which are governed by an indenture (the "Indenture"). The Company's obligations under the Senior Notes are guaranteed by all of the Company's subsidiaries. Interest on the Senior Notes will be payable semiannually on June 1 and December 1 of each year commencing on December 1, 1998. The Company may not redeem the Notes prior to June 1, 2003. On or after such date, the Company may redeem the Notes, in whole or in part, at any time, at redemption prices set forth in the Indenture. In addition, at any time prior to June 1, 2001, the Company may redeem up to 35% of the aggregate principal amount of Senior Notes originally issued under the Indenture at a redemption price of 112.50% thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, with the net cash proceeds of an offering of the Company's Common Stock.

          The New Financing Agreement contains a number of restrictive covenants, including covenants which limit the incurrence of liens and indebtedness, limit transactions with affiliates, acquisitions, sales of assets, investments and other restricted payments, and require that the Company maintain certain fixed charge coverage, cash flow coverage and leverage ratios and meet specified minimum levels of working capital and net worth. The Indenture contains a number of restrictive covenants, including covenants which limit the incurrence of liens and indebtedness, and restricted payments, as defined therein.

          The Company anticipates that in the remainder of fiscal 1998 it will incur capital expenditures of approximately $1.3 million to $1.5 million, principally in connection with the upgrade of its management information systems, which includes the Company's migration to a new financial reporting system during fiscal 1998, on which it expects to incur approximately $500,000 (see "The Year 2000 Issue"). The Company expects to finance these capital expenditures from internally generated funds and advances under the New Financing Agreement. Additional expenditures will be required to modify portions of the Company's software so that it will function properly in the year 2000. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

          The Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $7.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. As of May 2, 1998, the Company has purchased a total of 651,000 shares at an aggregate cost of approximately $5.5 million. The New Financing Agreement and the Indenture limit the amount of shares that can be repurchased.

          Management believes that cash generated from operations and advances under the New Financing Agreement will provide sufficient cash resources to finance the Company's working capital and capital expenditure requirements for the current and next fiscal year.

          The moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or profitability. Inflation is not expected to have a significant impact on the Company's business.

Seasonality
-----------

          Historically, the Company has achieved its highest sales in the fourth quarter and, to a lesser extent, the second quarter of each fiscal year. As a result of the acquisition of Miss Erika, the Company anticipated that it would experience its highest sales in the second quarter, followed by the fourth quarter. As a result of the acquisition of Jeri-Jo, the Company anticipates that it will experience its highest sales in the second and fourth quarters equally. This pattern results primarily from the timing of shipments for each season, although the timing of shipments can vary from quarter to quarter and season to season. Spring season merchandise is generally shipped in the Company's second fiscal quarter between February and April, and fall season merchandise is generally shipped in the Company's fourth fiscal quarter between August and October.

The Year 2000 Issue
-------------------

          The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

          The Company has assessed that additional expenditures will be required to modify certain portions of the Company's existing software so that it will function properly in the year 2000. Preliminary estimates of the total costs to be incurred on existing software prior to the year 2000 are immaterial and will not have a material impact on the Company's business, operations or its financial condition. However, in connection with the Company's year 2000 compliance program, it intends to migrate to a new financial reporting system during fiscal 1998, on which it expects to incur approximately $500,000.

          The Company has initiated formal communications with all of its significant suppliers and customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own year 2000 issues. The Company's total year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party year 2000 issues based on presently available information. However, there can be no assurances that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Norton has exclusive, long-term agreements with two independent contractors which provide it with finished goods distribution services (Railroad Enterprises, Inc.) and domestic cutting services (Cutting Edge Services, Inc., formerly Toni-Linda Productions, Inc.). In April 1998, in response to Norton's notice of an intention not to renew its agreements with its distribution and cutting contractors, Norton received a letter from their attorney alleging that Norton had breached its agreements and, as a result, alleging that such contractors had incurred substantial damages. Norton does not believe that it has breached any of its agreements with these contractors, believes that it has meritorious defenses to any claim, and will vigorously defend any proceeding. Under the terms of the agreements with these contractors, claims against Norton are to be resolved through arbitration proceedings. There can be no assurance that Norton would be successful in defending any such claim, if made, or that any determination rendered would not have a material adverse effect on the business, financial condition and results of operations of the Company.

          The Company is involved in certain other legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect on the Company's financial position, results of operations and cash flow.

Item 4.   Submission of matters to vote of security holders.

The Company's annual meeting of stockholders was held on April 6, 1998. The following directors were elected:

                                                                              WITHHOLDING
          NAME                                  FOR                            AUTHORITY
          ----                                  ---                            ---------
          Sanford Greenberg                   6,714,071                          10,587
          Peter Boneparth                     6,714,071                          10,587
          Amanda J. Bokman                    6,714,071                          10,587
          David M. Blumberg                   6,714,071                          10,587
          Stuart Bregman                      6,714,071                          10,587
          Bradley P. Cost                     6,714,071                          10,587
          Jerald S. Politzer                  6,714,071                          10,587

The 1998 Long Term Incentive Plan was approved with 4,705,258 shares voting in favor, 700,738 shares voting against and 10,000 shares abstaining.

The Stock Option Plan for non-employee Directors was approved with 4,769,883 shares voting in favor, 636,038 shares voting against and 10,075 shares abstaining.

The appointment of Ernst and Young LLP as independent auditors for the fiscal year ended October 31, 1998 was ratified with 6,702,858 shares voting in favor, 11,900 shares voting against and 9,900 shares abstaining.

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

          Exhibit 3.2 By-Laws of the Company (incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 No. 33-74200).

          Exhibit 10.1 Third Amendment, dated as of June 12, 1998, to the Financing Agreement, dated as of September 25, 1997, as amended, by and among Norton McNaughton, Inc., Norton McNaughton of Squire, Inc., Miss Erika, Inc., the lenders to the Financing Agreement, NationsBanc Commercial Corporation and the CIT Group/Commercial Services, Inc.

          Exhibit 27     Financial Data Schedule (For SEC use only).

b) The Registrant filed a Current Report on Form 8-K on April 22, 1998 reporting under Item 5, "Other Events" and Item 7, "Exhibits." The Registrant filed two current reports on Form 8-K subsequent to May 2, 1998 under Item 5, "Other Events" and Item 7, "Exhibits."

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NORTON MCNAUGHTON, INC.
                                        -----------------------
                                             (Registrant)
Date: June 22, 1998                     By /s/Amanda J. Bokman
                                          ---------------------
                                        AMANDA J. BOKMAN
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)