Form 10-Q
period 1998-08-01
NORTON MCNAUGHTON INC
filed 1998-09-17
CIK 917692

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 1, 1998
                                         -----------------------------------


                                       or


     [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from                to
                                         ------------------------------------

     Commission File Number: 0-23440
                             -------


                            Norton McNaughton, Inc.
                            -----------------------
            (Exact name of registrant as specified in its charter)



            Delaware                                   13-3747173
-----------------------------------      ------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


                  463 Seventh Avenue, New York, N.Y.  10018
                  -----------------------------------------
                   (Address of principal executive offices)
                                  (Zip code)


                                (212) 947-2960
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
      --------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


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

Common Stock, $.01 Par Value, 7,414,429 shares as of September 14, 1998.

                               INDEX TO FORM 10-Q
                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

     ITEM 1.

     Financial Statements:

       Consolidated Balance Sheets at August 1, 1998 (Unaudited)
       and November 1, 1997                                               3

       Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended August 1, 1998 and August 2, 1997
       (Unaudited)                                                        4

       Consolidated Statements of Stockholders' Equity for the
       thirty-nine weeks ended August 1, 1998 (Unaudited)                 5

       Consolidated Statements of Cash Flows for the thirty-nine weeks
       ended August 1, 1998 and August 2, 1997 (Unaudited)                6

       Notes to Consolidated Financial Statements (Unaudited)          7-12

     ITEM 2.

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                        13-18

     ITEM 3.

     Quantitative and Qualitative Disclosures About Market
     Risk--not applicable


PART II.  OTHER INFORMATION                                              19

     ITEM 1.

     Legal Proceedings

     ITEM 6.

     Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)





                                                                         August 1,              November 1,
                                                                           1998                    1997
                                                                        (Unaudited)               (Note)
                                                                        -----------             -----------
ASSETS
Current assets:
   Cash                                                                 $      447              $      529
   Due from factor                                                          68,375                  64,644
   Inventory                                                                63,340                  28,590
   Income taxes receivable                                                   2,213                   3,201
   Prepaid expenses and other current assets                                 6,694                   5,227
                                                                        ----------              ----------
Total current assets                                                       141,069                 102,191

Fixed assets, net of accumulated depreciation of $3,300 and
   $2,316, respectively                                                      7,928                   5,899

Notes receivable from management stockholders                                2,471                   2,655

Goodwill                                                                    43,908                   3,853

Deferred financing costs                                                     6,281                   2,481

Other assets                                                                 1,843                   1,683
                                                                         ---------                --------
Total assets                                                              $203,500                $118,762
                                                                         =========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $   9,950                $ 10,420
   Revolving credit loans                                                   15,894                  44,473
   Term loan payable                                                             _                   3,000
   Accrued expenses and other current liabilities                            8,972                   4,986
                                                                         ---------                --------
Total current liabilities                                                   34,816                  62,879

12-1/2% Senior Notes due 2005                                              125,000                       -
Term loan payable                                                                -                  12,000
Other long-term liabilities                                                  1,735                   1,720
                                                                         ---------                --------
Total liabilities                                                          161,551                  76,599

Commitments and contingencies

Stockholders' equity:

Common stock, $0.01 par value, authorized 20,000,000 shares, 8,065,429 and 8,060,640 shares issued, respectively, and 7,414,429 and 7,409,640
   shares outstanding, respectively                                             81                      81

Capital in excess of par                                                    23,923                  23,903

Retained earnings                                                           23,480                  23,714

Treasury stock, at cost, 651,000 shares                                     (5,535)                 (5,535)
                                                                         ---------                --------
Total stockholders' equity                                                  41,949                  42,163
                                                                         ---------                --------
Total liabilities and stockholders' equity                                $203,500                $118,762
                                                                         =========                ========



Note: The balance sheet at November 1, 1997 has been derived from the audited financial statements as of that date.

See accompanying notes.

                    Norton McNaughton, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                          Thirteen Weeks Ended                   Thirty-Nine Weeks Ended
                                                     -----------------------------             ---------------------------
                                                      August 1,          August 2,             August 1,          August 2,
                                                        1998               1997                  1998               1997
                                                      ---------          ---------             ---------          ---------
                                                                    (In Thousands, Except Per Share Amounts)


Net sales                                             $ 79,967           $ 48,240               $ 227,591         $ 142,708

Cost of goods sold                                      60,764             37,463                 178,955           113,672
                                                      --------           --------               ---------          --------

Gross profit                                            19,203             10,777                  48,636            29,036

Selling, general and administrative expenses            13,730              8,769                  37,693            32,179

Depreciation and amortization                              633                238                   1,384               715
                                                      --------           --------               ---------          --------

Income (loss) from operations                            4,840              1,770                   9,559            (3,858)

Other expense (income):
  Interest expense                                       3,237                575                   7,052             1,292
  Interest income                                          (44)               (43)                   (126)             (127)
                                                      --------           --------               ---------          --------

Income (loss) before provision (benefit) for
   income taxes and extraordinary item                   1,647              1,238                   2,633            (5,023)
Provision (benefit) for income taxes                     1,191                526                   1,706            (2,227)

Income (loss) before extraordinary item                    456                712                     927            (2,796)
Extraordinary item, net of tax                          (1,161)                 _                  (1,161)                _
                                                      --------           --------               ---------          --------

Net income (loss)                                    $    (705)         $     712              $     (234)        $  (2,796)
                                                      ========           ========               =========          ========

BASIC EARNINGS PER SHARE:
Income (loss) before extraordinary item              $    0.06          $    0.10              $     0.13         $   (0.37)
Extraordinary item, net of tax                           (0.16)                 _                   (0.16)                _
                                                      --------           --------               ---------          --------

Net income (loss)                                    $   (0.10)         $    0.10              $    (0.03)            (0.37)
                                                      ========           ========               =========          ========

Weighted average number of commons shares                7,413              7,414                   7,412             7,520
                                                      ========           ========               =========          ========

DILUTED EARNINGS PER SHARE:
Income (loss) before extraordinary item               $   0.06           $   0.10               $    0.13          $  (0.37)
Extraordinary item, net of tax                           (0.15)                 _                   (0.16)                _
                                                      --------           --------               ---------          --------

Net income (loss)                                     $  (0.09)          $   0.10               $   (0.03)         $  (0.37)
                                                      ========           ========               =========          ========

Weighted average number of common shares assuming
dilution                                                 7,536              7,414                   7,458             7,520
                                                      ========           ========               =========          ========





See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE THIRTY-NINE WEEKS ENDED AUGUST 1, 1998
                                  (UNAUDITED)


                                          Common Stock              Capital
                                          ------------             in Excess        Retained       Treasury
                                     Shares          Amount         of Par          Earnings        Stock         Total
                                     ------          ------        ---------       ----------      --------       -----
                                                                        (In Thousands)

Balance at November 1, 1997           8,061          $   81        $23,903          $23,714        $(5,535)       $42,163

Net loss for the thirty-nine
   weeks ended August 1,
   1998                                   -               -             -              (234)             -          (234)

Issuance of 4,789 shares of
   common stock through the
   employee stock purchase
   plan                                   4               -            20                 -               -            20
                                    -------          ------       -------           -------        -------        -------

Balance at August 1, 1998             8,065          $   81       $23,923           $23,480        $(5,535)       $41,949
                                    =======          ======       =======           =======        =======        =======













See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                      Thirty-Nine Weeks Ended
                                                      -----------------------

                                                     August 1,        August 2,
                                                       1998             1997
                                                     ----------    ------------
                                                           (In Thousands)
Net Loss                                             $    (234)     $    (2,796)

Adjustments to reconcile net loss to net
  cash (used for) operating activities:
  Depreciation and amortization of fixed assets            984              689
  Amortization of intangibles                            1,130               26
  Write-off of leasehold improvements                        -              492
  Write-off of deferred financing costs                  1,161

Changes in operating assets and liabilities:
  Due from factor, net                                   7,952           16,849
  Inventory                                            (15,965)         (15,149)
  Refundable income taxes                                  988                 -
  Prepaid expenses and other current assets             (1,156)
  Other assets                                            (120)             272
  Accounts payable                                      (4,995)           1,462
  Accrued expenses and other current liabilities          930              477
  Other long-term liabilities                               15              165
                                                     ----------    ------------
Net cash used for operating activities                  (9,310)          (2,654)
                                                     ----------    ------------

INVESTING ACTIVITIES
Repayment of notes receivable from management
  stockholders                                             184                 -
Purchase of net assets of Jeri-Jo, net of cash
  acquired of $1,312                                   (54,145)                -
Purchase of fixed assets                                (1,666)          (1,374)
                                                     ----------    ------------
Net cash used for investing activities                 (55,627)          (1,374)
                                                     ----------    ------------

FINANCING ACTIVITIES
Net repayments under revolving credit agreement        (28,579)                -
Payments on term loan                                  (15,000)                -
Proceeds from issuance of common stock                      20                39
Deferred financing costs                                (5,686)                -
Repayment of acquired company's debt                   (10,900)                -
Issuance of 12 1/2% Senior Notes due 2005              125,000                 -
Net advances under factoring agreement                        -            5,310
Purchase of treasury stock                                    -          (1,457)
                                                     ----------    ------------
Net cash provided by financing activities               64,855            3,892
                                                     ----------    ------------

Decrease in cash                                           (82)            (136)
Cash at beginning of period                                529              333
                                                     ----------    ------------
Cash at end of period                                $     447     $        197
                                                     ==========    ============

SUPPLEMENTAL DISCLOSURES
  Income taxes paid                                  $     150     $        361
  Interest paid                                      $   4,471     $      1,282


See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Norton McNaughton, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation of the Company's financial position at August 1, 1998 and the results of operations for the thirteen weeks and thirty-nine weeks ended August 1, 1998 and August 2, 1997 and cash flows for the thirty-nine weeks ended August 1, 1998 and August 2, 1997 have been included. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Operating results for the thirteen and thirty-nine weeks ended August 1, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1998.

     The consolidated financial statements include the accounts of Norton McNaughton, Inc. and its wholly-owned subsidiaries. All material balances and transactions have been eliminated in consolidation. Data for the thirteen and thirty-nine weeks ended August 1, 1998 includes Jeri-Jo Knitwear, Inc. ("Jeri-Jo"), from its date of acquisition on June 18, 1998.

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

DEFERRED FINANCING COSTS

     Deferred financing costs were incurred in fiscal 1997 in connection with the Company's credit facility. Such financing costs were amortized on a straight line basis over the three-year term of the related credit facility. The balance of such costs were written off when the facility was repaid. See
Note 6.

     Deferred financing costs were incurred in fiscal 1998 in connection with obtaining the Company's current revolving credit agreement and the Company's issuance of 12 1/2% Senior Notes due 2005 (the "Senior Notes"). Such deferred financing costs are being amortized on a straight-line basis over the three-year term of the current financing agreement and over the seven-year term of the Senior Notes.

GOODWILL

     Goodwill resulting from the acquisition of Miss Erika and Jeri-Jo is being amortized by the straight-line method over twenty years.

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

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONTINUED)

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period and the effect of dilutive options outstanding during the period using the treasury stock method. For the thirteen and thirty-nine weeks ended August 1, 1998, the dilutive effect of options outstanding during the period using the treasury stock method was approximately 123,000 shares and approximately 47,000 shares, respectively. For the thirteen weeks ended August 2, 1997, there was no dilutive effect of options outstanding during the period using the treasury stock method. For the thirty-nine weeks ended August 2, 1997, options outstanding during the period using the treasury stock method were excluded from the net loss per share computation of dilutive earnings per share because they were antidilutive.

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

2.    INVENTORY

Inventory is stated at the lower of cost (first-in, first-out basis) or market.

Inventories consist of the following:

                                            August 1,          November 1,
                                              1998                1997
                                                               (Audited)
                                         --------------      --------------
                                                  (In Thousands)

Raw materials                                   $ 4,264             $ 2,979
Work in process                                   5,412               2,258
Finished goods                                   53,664              23,353
                                                 ------              ------
                                                $63,340             $28,590
                                                =======             =======

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

3.   STOCK REPURCHASE

     The Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $7.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. As of August 1, 1998, the Company has purchased a total of 651,000 shares at an aggregate cost of approximately $5.5 million. The Company's financing agreement and indenture governing the Senior Notes (the "Indenture") limit the amounts which may be expended on stock purchases.

4.   NOTES RECEIVABLE FROM MANAGEMENT STOCKHOLDERS

     In 1993, the Company loaned certain management stockholders $3,000,000 in the aggregate. Each loan is evidenced by a limited recourse promissory note with interest accruing at 5.84% per annum. The Company's recourse on the promissory notes is limited to the management stockholders' pledges of a portion of the Company's common stock, $0.01 par value ("Common Stock").

     In the event of any sale or transfer of shares of Common Stock by any of the management stockholders, such person is required to apply a portion of the net proceeds of the sale or transfer to the principal repayment of his loan from the Company. No other principal payments are required under the loans except for the payment at maturity. The loans mature on November 5, 2003 at which time full payment is to be made by the management stockholders for the balance of their respective loans. As of the end of the third quarter of fiscal 1998, all necessary payments have been made under the terms of the loans by the management stockholders.

     As of August 1, 1998, the fair market value of the Company's Common Stock pledged by the management stockholders as security for the loans was $5,712,504, and the aggregate principal balance of all loans to management stockholders was $2,470,862. The loan balance set forth above reflects the required principal payments of $529,138 resulting from sales of Common Stock by management stockholders.

5.   ACQUISITIONS

Miss Erika
----------
     On September 30, 1997, a wholly owned subsidiary of the Company completed the acquisition of substantially all the assets and the assumption of substantially all the liabilities of Miss Erika, Inc. ("Miss Erika"), a privately-held manufacturer of women's moderately priced apparel. The purchase price of Miss Erika consisted of $24.0 million in cash paid at the closing, the assumption of $2.5 million of indebtedness and certain other contractual obligations. In addition, the Company has agreed to pay an additional contingent payment in cash and/or Common Stock in the event that certain earnings targets are achieved by Miss Erika for the two fiscal years ending November 6, 1999. The aggregate contingent payment, if any, payable by the Company is equal to the amount by which four times the average of Miss Erika's earnings before income taxes, depreciation and amortization, as defined in the Miss Erika purchase agreement ("Miss Erika EBITDA"), for the two fiscal years ending November 6, 1999, exceeds $24.0 million. Any additional consideration paid for Miss Erika will be accounted for as additional purchase price and will be reflected in goodwill. At the Company's discretion, the Company may, subject to a maximum number of shares, pay all or any portion of the contingent payment in shares of Common Stock. The Miss Erika purchase agreement limits the number of shares of Common Stock payable by the Company to a number of shares which, after giving effect to their issuance, does not exceed 12% of the aggregate number of outstanding shares of Common Stock at the time of payment. The Company intends to pay the cash portion, if any, of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. The Company cannot predict whether Miss Erika will achieve the necessary Miss Erika EBITDA targets to qualify for additional consideration.

Jeri-Jo
-------
     On June 18, 1998, a wholly owned subsidiary of the Company completed the acquisition of Jeri-Jo Knitwear Inc. and Jamie Scott, Inc. (collectively "Jeri-Jo"), acquiring substantially all the assets and assuming substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. The purchase price paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition,
(ii) the assumption of indebtedness of $10.9 million and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and its Common Stock in the event that certain earnings targets are achieved by Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. The Jeri-Jo purchase agreement requires that the Company pay at least 50% of the required contingent payment in cash. The aggregate contingent payment, if any, payable by the Company is equal to the excess of (1) the sum of (A) five times Jeri-Jo's

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

5.   ACQUISITIONS (CONTINUED)

average earnings before income taxes, depreciation and amortization, as defined in the Jeri-Jo purchase agreement ("Jeri-Jo EBITDA"), for the two years ending June 30, 2000, plus (B) 0.50 times any such average Jeri-Jo EBITDA between $17.0 million and $20.0 million, plus (C) one times any such average Jeri-Jo EBITDA over $20.0 million, over (2) $55.0 million. Any additional consideration paid for Jeri-Jo will be accounted for as additional purchase price and will be reflected in goodwill. The Company intends to pay the cash portion of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. The Company cannot predict whether Jeri-Jo will achieve the necessary Jeri-Jo EBITDA targets to qualify for additional consideration.

     The acquisitions were accounted for as purchases, and Miss Erika's and Jeri-Jo's results are included in the consolidated statements of operations beginning September 30, 1997 and June 18, 1998, respectively. The pro forma unaudited consolidated results of operations for the thirty-nine weeks ended August 2, 1998 and 1997, assuming consummation of the acquisitions and related financings at the beginning of the respective periods are as follows:


                                              Thirty-Nine Weeks                               Thirty-Nine Weeks
                                            Ended August 1, 1998                             Ended August 2, 1997
                                     -------------------------------------        ---------------------------------------
                                        As reported           Pro forma               As reported           Pro forma
                                     ------------------    ---------------         -----------------    -----------------
                                                            (In thousands, except per share amounts)
Net sales                                    $ 227,591        $ 277,826                    $ 142,708        $ 284,444
Income (loss) from operations                $   9,559        $  17,309                    $ (3,858)        $  10,725
Net income (loss)                            $   (234)        $     199                    $ (2,796)        $ (1,577)
Net income (loss) per share:
  Basic                                      $  (0.03)        $    0.03                    $  (0.37)        $  (0.21)
  Diluted                                    $  (0.03)        $    0.03                    $  (0.37)        $  (0.21)

     The pro forma adjustments are based upon available information and assumptions that management believes are reasonable at the time made. The unaudited pro forma financial information does not purport to present the results of operations of the Company had the acquisitions of Miss Erika and Jeri-Jo occurred on the date specified, nor is it necessarily indicative of the financial position or results of operations that may be achieved in the future. The unaudited pro forma financial information does not reflect any adjustments for synergies that management expects to realize. No assurances can be made as to the amount of cost savings or revenue enhancements, if any, that may be realized.

6.   FINANCING ARRANGEMENTS AND EXTRAORDINARY ITEM

     In connection with the Miss Erika acquisition, the Company entered into a $140 million secured term loan and revolving credit facility with NationsBanc Commercial Corporation and The CIT Group/Commercial Services, Inc. (collectively, the "Prior Credit Agreement"). The proceeds were used to finance the acquisition and for ongoing working capital requirements of the Company and its subsidiaries. Pursuant to the financing arrangement, the Company continued to factor its accounts receivable, as well as the accounts receivable of Miss Erika.

     Concurrent with the closing of the Jeri-Jo acquisition on June 18, 1998, the Company entered into a $175 million secured revolving credit and letter of credit facility with NationsBanc Commercial Corporation, The CIT Group/Commercial Services, Inc. and Fleet Bank N.A. (the "Current Credit Agreement"). The facility will be used to finance ongoing working capital requirements of the Company and its subsidiaries. The Current Credit Agreement is a three-year secured revolving credit and letter of credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins below the prime rate or in excess of LIBOR rates. Initially, the interest rate under the Current Credit Agreement is 75 basis points below the prime rate (based upon the current prime rate, the interest rate under the Current Credit Agreement is 7.75% per annum). Available credit under the Current Credit Agreement is as follows: revolving credit advances not to exceed $60.0 million, documentary letters of credit not to exceed $130.0 million and stand-by letters of credit not to exceed $45.0 million (including $30.0 million of stand-by letters of credit necessary to secure the Company's cash contingent payment obligation in connection with the Jeri-Jo acquisition), with the aggregate credit available to the Company equal to the lesser of (i) $175.0 million or (ii) the sum of 85% of eligible accounts receivable and 60% of eligible inventory. The Current Credit Agreement contains a number of restrictive covenants, including covenants which limit incurrence of liens and indebtedness, limit transactions with affiliates, acquisitions, sales of assets, investments and other restricted

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

6.  FINANCING ARRANGEMENTS AND EXTRAORDINARY ITEM (CONTINUED)

payments, and require that the Company maintain certain fixed charge coverage, cash flow coverage and leverage ratios and meet specified minimum levels of working capital and net worth. The Company and its subsidiaries have granted a lien on substantially all of their respective assets to secure the obligations under the Current Credit Agreement.

     On June 18, 1998, the Company also closed the private placement of $125.0 million of Senior Notes. The proceeds of the private placement were used to finance the Jeri-Jo acquisition and to refinance then existing indebtedness of the Company and Jeri-Jo. The Company is conducting an exchange offer of Senior Notes registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on August 21, 1998. The exchange offer will remain open until September 22, 1998 unless extended by the Company. The Company's obligations under the Senior Notes are unsecured and are guaranteed by all of the Company's subsidiaries. The Indenture governing the Senior Notes contains a number of restrictive covenants, including covenants which limit the incurrence of liens and indebtedness, limit transactions with affiliates, sales of assets, investments and other restricted payments.

     The extraordinary item, net of tax, of $1.2 million resulted from the write-off of deferred financing costs of $2.0 million associated with the early extinguishment of the Prior Credit Agreement on June 18, 1998.

7.   INCOME TAX PROVISION

     The provision for income taxes includes additional provisions of $500,000 and $600,000 for the third quarter of fiscal 1998 and the first nine months of fiscal 1998, respectively, in connection with the estimated effects of a resolution of Federal income tax audits covering fiscal 1991 through fiscal 1995, and the corresponding effect on state and local taxes in those fiscal years.

8.   SHAREHOLDER RIGHTS PLAN

     On January 19, 1996, the Company's Board of Directors adopted a Shareholder Rights Plan in which shareholders of record on February 8, 1996 received a dividend distribution of one common share purchase right for each outstanding share of the Common Stock held. Each right entitles the holder to purchase Common Stock at an initial exercise price of $32.00.

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

9.   LEGAL PROCEEDINGS

     In April 1998, in response to notice by Norton McNaughton of Squire, Inc. ("Norton") of its intention not to renew its agreements with its distribution and cutting contractors, Norton received a letter from the contractors' attorney alleging that Norton had breached its agreements and, as a result, alleging that such contractors, had incurred substantial damages. Norton does not believe that it has breached any of its agreements with these contractors, believes that it has meritorious defenses to any claim, and will vigorously defend any proceeding. Subsequent to the receipt of the above-mentioned letter, in preliminary discussions between attorneys for the contractors and Norton, the contractors offered to sell the contractors' operations to Norton. Consistent with Norton's business strategy of relocating its distribution function to the southeastern United States, Norton has declined the offer to purchase the distribution and cutting activities of these contractors.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

9.   LEGAL PROCEEDINGS (CONTINUED)

     On July 15, 1998, the distribution and cutting contractors filed an action entitled Cutting Edge Services, Inc. and Railroad Enterprises, Inc. v. Miss
         ------------------------------------------------------------------
Erika, Inc., Jeri-Jo Knitwear, Inc. and Jamie Scott, Inc. in the New York State
---------------------------------------------------------
Supreme Court, New York County, for breach of contract for failure to use their services. That action seeks substantial damages and related declaratory relief. Miss Erika and Jeri-Jo believe the claims are meritless and intend to defend this action vigorously. There can be no assurance that Miss Erika and Jeri-Jo will be successful in defending this action, or that any determination rendered would not have a material adverse effect on the business, financial condition and results of operations of the Company.

     The Company is involved in certain other legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect on the Company's financial position, results of operations and cash flow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Events
-------------
     On June 18, 1998, a wholly owned subsidiary of the Company completed the acquisition of substantially all of the assets of Jeri-Jo and assumed substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. The purchase price paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition, (ii) the assumption of funded indebtedness of $10.9 million and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and Common Stock in the event that certain earnings targets are achieved by Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. The Jeri-Jo purchase agreement requires that the Company pay at least 50% of the required contingent payment in cash. The aggregate contingent payment, if any, payable by the Company is equal to the excess of (1) the sum of (A) five times average Jeri-Jo EBITDA for the two years ending June 30, 2000, plus (B) 0.50 times any such average Jeri-Jo EBITDA between $17.0 million and $20.0 million, plus (C) one times any such average Jeri-Jo EBITDA over $20.0 million, over (2) $55.0 million. Any additional consideration paid for Jeri-Jo will be accounted for as additional purchase price and will be reflected in goodwill. The Company intends to pay the cash portion of the contingent consideration from internally generated funds and borrowings under the Current Credit Agreement. The Company cannot predict whether Jeri-Jo will achieve the necessary Jeri-Jo EBITDA targets to qualify for additional consideration.

     Concurrent with the closing of the Jeri-Jo acquisition, the Company entered into the Current Credit Agreement, which provides for a $175.0 million secured revolving credit and letter of credit facility with NationsBanc Commercial Corporation, The CIT Group/Commercial Services, Inc. and Fleet Bank N.A. The facility will be used to finance ongoing working capital requirements of the Company and its subsidiaries. The Current Credit Agreement is a three-year secured revolving credit and letter of credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins below the prime rate or in excess of LIBOR rates. Initially, the interest rate under the Current Credit Agreement is 75 basis points below the prime rate (based upon the current prime rate, the interest rate under the Current Credit Agreement is 7.75% per annum). Available credit under the Current Credit Agreement is as follows: revolving credit advances not to exceed $60.0 million, documentary letters of credit not to exceed $130.0 million and stand-by letters of credit not to exceed $45.0 million (including $30.0 million of stand-by letters of credit necessary to secure the Company's cash contingent payment obligation in connection with the Jeri-Jo acquisition), with the aggregate credit available to the Company equal to the lesser of (i) $175.0 million or (ii) the sum of 85% of eligible accounts receivable and 60% of eligible inventory.

     The Current Credit Agreement contains a number of restrictive covenants, including covenants which limit incurrence of liens and indebtedness, limit transactions with affiliates, acquisitions, sales of assets, investments and other restricted payments, and require that the Company maintain certain fixed charge coverage, cash flow coverage and leverage ratios and meet specified minimum levels of working capital and net worth.

     On June 18, 1998, the Company also closed the private placement of $125 million of Senior Notes. The proceeds of the private placement were used to finance the Jeri-Jo acquisition and to refinance then existing indebtedness of the Company and Jeri-Jo. The Company is conducting an exchange offer of Senior Notes registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on August 21, 1998. The exchange offer will remain open until September 22, 1998 unless extended by the Company. The Company's obligations under the Senior Notes are guaranteed by all of the Company's subsidiaries.

General
-------
     The Company has recently adopted and implemented a new business strategy to expand its branded product lines, broaden its customer base and further develop its global product sourcing capabilities. A key component of this new business strategy involves the selective acquisition of complimentary businesses and brands. In connection therewith, the Company completed the Miss Erika acquisition and the Jeri-Jo acquisition. As a result of the acquisitions, the following discussion of the Company's historical financial condition and results of operations is not necessarily indicative of future results.

     The Company's continuing focus on improving profitability has also led the Company to undertake certain initiatives to improve gross profit and gross profit margins. These include the implementation of certain merchandising changes, as well as the closure of underperforming divisions.

     In the merchandising area, the Company has recently reduced the number of products (i.e., reduced the number of SKU's) offered in any particular collection of its Norton McNaughton(R) product line in an effort to minimize the number of unrelated items unsold by retailers at the end of a selling period and to reduce any related sales allowances. In addition, by taking advantage of product sourcing opportunities, the Company has been able to offer higher quality and more diverse products to retailers at lower price points in an effort to further enhance sales of the Company's products and to further reduce sales allowances. As a result of these initiatives, the Company anticipates that revenue levels in its Norton McNaughton(R) division in fiscal 1998 will decrease from those in fiscal 1997.

     The Company continually monitors the success, in terms of sales, profitability and customer acceptance, of its product lines. In the event that one or more of its product lines does not meet the Company's expectations, the Company will discontinue their production. During the third quarter of fiscal 1997, the Company began selling merchandise under its existing product lines to Sears, including Norton McNaughton(R) and Norton Studio(R) and, correspondingly, discontinued the Modiano(R) product line produced for Sears. In addition, in the first quarter of fiscal 1998, the Company discontinued the Lauren Alexandra(R) private label product line produced for Federated and the catalog division and, in the second quarter of fiscal 1998, the Company discontinued the Pant-her(R) private label product line produced for May Company.

     In addition, during the second quarter of fiscal 1997, the Company decided to close its retail outlet stores due to this division's inability to meet the Company's profitability targets. The Company utilized these retail outlets to liquidate excess inventory, including end-of-stock, out-of-season and other miscellaneous merchandise. Due to the Company's new merchandising strategy, the Company believes that it will reduce its need to liquidate excess inventory. To the extent that the Company is required to dispose of excess merchandise in the future, the Company believes that it can do so on a more cost-effective basis through off-price retail chains and other retailers.

     In fiscal 1997, the aforementioned closed divisions and product lines contributed approximately $33.4 million to net sales and experienced approximately breakeven operating results. The Company recorded special charges in the fourth quarter of fiscal 1997 of approximately $3.7 million in connection with the closure of these divisions.

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

     During the fourth quarter of fiscal 1997, in an effort to further streamline operations and in conjunction with the Company's decision to discontinue the various divisions discussed earlier, the Company reduced its workforce by approximately 33%. Other cost saving measures that were implemented included merchandising changes, which will enable the Company to produce fewer samples, and reductions in executive compensation and ancillary expenses.

     As is the norm in the apparel industry, the Company engages in promotional activity with its customers which affects the Company's sales, gross profit and gross profit margins. Norton accomplishes this by granting its customers sales allowances, while Miss Erika and Jeri-Jo sell merchandise at promotional prices. Accordingly, the Company's sales, gross profit and gross profit margins vary from quarter to quarter and year to year. In addition, the Company generally ships its products in accordance with normal apparel industry shipping cycles. This may result in shipments to customers occurring before or after a particular fiscal quarter end, thereby affecting both fiscal quarter to quarter comparisons and quarter to quarter results during a fiscal year. Correspondingly, sales, gross profit and gross profit margins may be affected by the timing of shipping cycles or the delivery of finished goods.

     The Company contracts for the manufacture of all of its products and continues to increase the proportion of its products produced overseas.
Contract manufacturing allows the Company to avoid significant capital expenditures for manufacturing facilities and the fixed costs of maintaining a large production work force. Foreign contract manufacturing allows it to take advantage of lower manufacturing costs, thereby allowing it to reduce prices to its customers. The Company believes that foreign sourcing for moderately-priced merchandise also allows it to avail itself of a well-equipped and skilled labor force, thereby allowing it to produce a higher quality, better-valued product for its customers. The Company offsets the longer lead-time necessary for foreign sourced fabrics and manufacturing by early and timely attention to production planning.

     This Management's Discussion and Analysis contains forward-looking information about the Company's anticipated operating results. The Company's ability to achieve its projected results is dependent on many factors which are outside of management's control. Some of the most significant factors would be a further deterioration in retailing conditions for women's apparel, a further increase in price pressures and other competitive factors, any of which could result in an unanticipated decrease in gross profit margins, an unanticipated need to hire additional personnel above the Company's plan, unanticipated problems arising with Miss Erika's and Jeri-Jo's businesses or the integration of Miss Erika's and Jeri-Jo's businesses with that of the Company, the unanticipated loss of a major customer, the unanticipated loss of a major contractor or supplier, year 2000 issues, particularly with respect to the Company's vendors and customers, and weather conditions which could impact retail traffic and the Company's ability to ship on a timely basis. Accordingly, there can be no assurance that the Company will achieve its anticipated operating results.

Results of Operations
---------------------

     The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the periods indicated, selected operating data as a percentage of net sales:

                                             Thirteen Weeks Ended                         Thirty-Nine Weeks Ended
                                     -------------------------------------        ---------------------------------------
                                      August 1, 1998        August 2, 1997          August 1, 1998        August 2, 1997
                                     ------------------    ---------------         -----------------    -----------------
Net sales                                  100.0%               100.0%                   100.0%                100.0%
Cost of goods sold                          76.0                 77.7                     78.6                  79.7
                                     ------------------    ---------------         -----------------    -----------------
Gross profit                                24.0                 22.3                     21.4                  20.3
Selling, general and administrative
   expenses                                 17.2                 18.1                     16.6                  22.5
Depreciation and amortization                0.8                  0.5                      0.6                   0.5
                                     ------------------    ---------------         -----------------    -----------------
Income (loss) from operations                6.0                  3.7                      4.2                  (2.7)
Interest expense                             4.0                  1.2                      3.1                   1.0
Interest income                             (0.1)                (0.1)                    (0.1)                 (0.1)
                                     ------------------    ---------------         -----------------    -----------------
Income (loss) before provision
   (benefit) for income taxes
   and extraordinary item                    2.1                  2.6                      1.2                  (3.6)
Provision (benefit) for income
   taxes                                     1.5                  1.1                      0.8                  (1.6)
                                     ------------------    ---------------         -----------------    -----------------
Income (loss) before extraordinary
   item                                      0.6                  1.5                      0.4                  (2.0)
Extraordinary item, net                     (1.5)                   -                     (0.5)                    -
                                     ------------------    ---------------         -----------------    -----------------
Net income (loss)                          (0.9)%                 1.5%                   (0.1)%                (2.0)%
                                     ==================    ===============         =================    =================

Quarter Ended August 1, 1998 Compared to Quarter Ended August 2, 1997
---------------------------------------------------------------------
     Net sales were $80.0 million for the third quarter of fiscal 1998 compared to $48.2 million for the third quarter of fiscal 1997. The increase in net sales of $31.8 million was primarily attributable to the addition of the Erika product line of $25.7 million, following the acquisition of Miss Erika on September 30, 1997, the addition of the Jeri-Jo product lines of $16.3 million, following the acquisition of Jeri-Jo on June 18, 1998, increased net sales in the Norton Studio product line of $3.9 million and increased net sales in the D.P.S. product line of $3.2 million. These increases were offset in part by a decrease in net sales of $9.5 million in the Norton McNaughton product lines, and decreases in net sales of $7.7 million, in the aggregate, due to the discontinuation of the Modiano, Lauren Alexandra and Pant-her product lines and Norton's retail outlet stores.

     The gross profit margin was 24.0% for the third quarter of fiscal 1998 compared to 22.3% for the third quarter of fiscal 1997. The increase in gross profit margin was primarily due to the addition of gross profit from the Jeri-Jo product lines beginning on June 18, 1998, which experienced higher gross profit margins than those experienced in the Norton McNaughton product lines in the third quarter of fiscal 1997.

     Selling, general and administrative expenses ("SG&A" expenses) were $13.7 million, or 17.2% of net sales, in the third quarter of fiscal 1998 compared to
$8.8 million, or 18.2% of net sales, in the third quarter of fiscal 1997.   The
increase in SG&A expenses of $4.9 million resulted primarily from the acquisitions of Miss Erika and Jeri-Jo, whose SG&A expenses for the third quarter of fiscal 1998 were $4.4 million and $1.3 million, respectively. The increase was offset in part by savings experienced by Norton in the third quarter of fiscal 1998 due to cost savings measures implemented in fiscal 1997, including a significant reduction in Norton's workforce and a decrease in variable distribution and freight expenses due to a decrease in the volume of products shipped in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997.

     Interest expense increased to $3.2 million in the third quarter of fiscal 1998 from $575,000 in the third quarter of fiscal 1997. The increase was primarily attributable to incremental interest expense and amortization of deferred financing costs associated with debt used to acquire Miss Erika and Jeri-Jo.

     The provision for income taxes includes an additional provision of $500,000 in connection with the estimated effects of the resolution of certain Federal income tax audits and corresponding impact on state and local taxes.

     The extraordinary item, net of tax, of $1.2 million resulted from the write-off of deferred financing costs of $2.0 million associated with the early extinguishment of debt on June 18, 1998.

Thirty-Nine Weeks Ended August 1, 1998 Compared to Thirty-Nine Weeks Ended
--------------------------------------------------------------------------
August 2, 1997
--------------
     Net sales were $227.6 million for the first nine months of fiscal 1998 compared to $142.7 million for the first nine months of fiscal 1997. The increase in net sales of $84.9 million was primarily attributable to the addition of the Erika product line of $96.8 million following the acquisition of Miss Erika on September 30, 1997, the addition of the Jeri-Jo product lines of $16.3 million following the acquisition of Jeri-Jo on June 18, 1998, increased net sales in the Norton Studio product line of $9.0 million and increased net sales in the D.P.S. product line of $5.0 million. These increases were offset in part by a decrease in net sales of $19.5 million in the Norton McNaughton product lines, and decreases in net sales of $22.9 million, in the aggregate, due to the discontinuation of the Modiano, Lauren Alexandra and Pant-her product lines and Norton's retail outlet stores.

     The gross profit margin was 21.4% for the first nine months of fiscal 1998 compared to 20.3% for the first nine months of fiscal 1997. Gross profit margin for the first nine months of fiscal 1998 was negatively impacted by sales allowances of approximately $3.3 million granted to certain customers of discontinued divisions in order to encourage those customers to do business with Norton's remaining divisions. Had these sales allowances not been granted, gross profit margin for the first nine months of fiscal 1998 would have been 22.5%. The increase in gross profit margin was primarily due to the addition of gross profit from the Erika product line, beginning on September 30, 1997 and the addition of gross profit from Jeri-Jo, beginning on June 18, 1998, both of which experienced higher gross profit margins than those experienced in the Norton McNaughton product lines in the first nine months of fiscal 1997.

     SG&A expenses were $37.7 million, or 16.6% of net sales, in the first nine months of fiscal 1998 compared to $32.2 million, or 22.5% of net sales, in the
first nine months of fiscal 1997.   SG&A expenses for the first nine months of
fiscal 1997 included special charges of $5.7 million for severance payments resulting from management changes, the termination of certain lease obligations and the establishment of reserves for certain contingencies, including the closing of the Company's retail outlet stores. Excluding these special charges, SG&A expenses for the first nine months of fiscal 1997 would have been $26.5 million, or 18.5% of net sales. The increase in SG&A expenses of $11.2 million, excluding the special charges, resulted primarily from the acquisition of Miss Erika and Jeri-Jo, whose SG&A expenses for the first nine months of fiscal 1998 were $14.0 million and $1.3 million, respectively. The increase was offset in part by savings experienced by Norton in the first nine months of fiscal 1998 due to cost saving measures implemented in fiscal 1997, including a significant reduction in Norton's workforce and a decrease in variable distribution and freight expenses due to a decrease in the volume of products shipped in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997.

     Interest expense increased to $7.1 million in the first nine months of fiscal 1998 from $1.3 million in the first nine months of fiscal 1997. The increase was primarily attributable to incremental interest expense and amortization of deferred financing costs on debt used to acquire Miss Erika and Jeri-Jo.

     The provision for income taxes includes an additional provision of $600,000 in connection with the estimated effects of the resolution of certain Federal income tax audits and corresponding impact on state and local taxes.

     The extraordinary item, net of tax, of $1.2 million resulted from the write-off of deferred financing costs of $2.0 million associated with the early extinguishment of debt on June 18, 1998.

Liquidity and Capital Resources
-------------------------------
     The Company is highly leveraged. On August 1, 1998, the Company had indebtedness totaling approximately $140.9 million, of which $15.9 million represented revolving credit loans under the Current Credit Agreement, and obligations under undrawn letters of credit in the aggregate face amount of approximately $91.1 million. The Company will be permitted to incur substantial additional indebtedness in the future. At August 1, 1998, the Company had total additional available credit of $23.8 million under the Current Credit Agreement, pursuant to the borrowing base formula set forth therein.

     The Company's ability to make scheduled payments of principal of, or to pay the interest, if any, on, or to refinance its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Current Credit Agreement, will be adequate to meet the Company's liquidity needs for the foreseeable future.

     The Company's liquidity requirements arise from the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's primary sources of working capital are cash flow from operations and advances under the Current Credit Agreement. The Company's borrowing requirements for working capital purposes are seasonal, with peak working capital needs generally arising at the end of the first and third fiscal quarters and extending through the second and fourth fiscal quarters. The Company had working capital of $106.3 million at August 1, 1998 as compared to $39.3 million at November 1, 1997. The increase was caused primarily by the refinancing of approximately $42.0 million of current revolving credit loans with long-term debt upon the issuance of the Senior Notes and the addition of approximately $25.0 million of working capital resulting from the Jeri-Jo acquisition which was funded with the Senior Notes.

     The Company sells its accounts receivable to a factor without recourse, up to a maximum established by the factor for each customer. Receivables sold in excess of these limitations are subject to recourse in the event of nonpayment by the customer. The factor receives a commission for all purchased accounts receivable which is calculated based on the net amount of gross sales less sales discounts.

     Prior to September 30, 1997, the Company borrowed up to 90% of the net balance due on eligible accounts receivable, up to $10.0 million of additional advances and up to $20.0 million in letter of credit financing. Interest on factor advances was payable monthly at 0.75% below the NationsBank of Georgia, N.A. prime rate (the "Nations Prime Rate") for amounts advanced which were less than the purchase price of eligible accounts receivable, and 1.25% above the Nations Prime Rate for amounts advanced in excess of the purchase price of eligible accounts receivable.

     The Company entered into the Prior Credit Agreement, a $140.0 million secured term loan and revolving credit facility with The CIT Group/Commercial Services, Inc. and NationsBanc Commercial Corporation on September 30, 1997 in connection with the Miss Erika acquisition. The proceeds were used to finance the Miss Erika acquisition and for ongoing working capital requirements of the Company and its subsidiaries. Pursuant to this credit arrangement, Norton continued to factor its accounts receivable, as well as the accounts receivable of Miss Erika.

     On June 18, 1998, the Company entered into the Current Credit
Agreement and prepaid the term loans and repaid the revolving credit loans under the Prior Credit Agreement. The Current Credit Agreement is a three-year secured revolving credit and letter of credit facility, with interest on outstanding borrowings determined, at the Company's option, based on stated margins below the prime rate or in excess of LIBOR rates. Initially, the interest rate under the Current Credit Agreement is 75 basis points below the prime rate (based upon the current prime rate, the interest rate under the Current Credit Agreement is 7.75% per annum) for the first six months, and thereafter will be determined by grid pricing based upon certain financial ratios set forth in the Current Credit Agreement. Available credit under the Current Credit Agreement is limited to the lesser of (i) $175.0 million or (ii) the sum of 85% of eligible accounts receivable and 60% of eligible inventory, with revolving credit advances not to exceed $60.0 million and letters of credit not to exceed $160.0 million. The Company will continue to factor the accounts receivable of Norton, Miss Erika and Jeri-Jo pursuant to factoring arrangements.

     On June 18, 1998, the Company also closed the private placement of $125.0 million of Senior Notes. The proceeds of the private placement were used to finance the Jeri-Jo acquisition and to refinance then existing indebtedness of the Company and Jeri-Jo. The Company is conducting an exchange offer of Senior Notes registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on August 21, 1998. The exchange offer will remain open until September 22, 1998 unless extended by the Company. The Company's obligations under the Senior Notes are guaranteed by all of the Company's subsidiaries.

     The Current Credit Agreement contains a number of restrictive covenants, including covenants which limit the incurrence of liens and indebtedness, limit transactions with affiliates, acquisitions, sales of assets, investments and other restricted payments, and require that the Company maintain certain fixed charge coverage, cash flow coverage and leverage ratios and meet specified minimum levels of working capital and net worth. The Indenture contains a number of restrictive covenants, including covenants which limit the incurrence of liens and indebtedness, and restricted payments, as defined therein.

     The Company anticipates that in the remainder of fiscal 1998 it will incur capital expenditures of approximately $500,000 to $600,000 principally in connection with the upgrade of its management information systems, which includes the Company's migration to a new financial reporting system during fiscal 1998 and the renovation of certain of its facilities. See "The Year 2000 Issue". The Company expects to finance these capital expenditures from internally generated funds and advances under the Current Credit Agreement. Additional expenditures will be required to modify portions of the Company's software so that it will function properly in the year 2000 and will not have a material impact on the Company's business, operations or its financial condition. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

     From time to time, the Company may grant stock options to eligible individuals to purchase Common Stock. The Company believes that the issuance of options rather than current cash compensation enhances future performance by employees as well as aligning the employees' interests with those of the Company's stockholders. The Company has elected to follow Accounting Principles Board Opinion no. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation ("FASB 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Given that the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Compensation expense relating to these grants in fiscal 1997 and fiscal 1996 would have been approximately $1.3 million and approximately $350,000, respectively, had the Company adopted the fair value accounting method of expense recognition under FASB 123.

     The Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $7.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. In fiscal 1996, the Company purchased 396,000 shares of its stock in the open market at an aggregate cost of approximately $3.8 million. In fiscal 1997, the Company purchased 235,000 shares of its stock in the open market at an aggregate cost of approximately $1.5 million. As of August 1, 1998, the Company has purchased a total of 651,000 shares at an aggregate cost of approximately $5.5 million. The Company's ability to repurchase shares of Common Stock is restricted by the Indenture and the Current Credit Agreement.

     The moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or profitability. Inflation is not expected to have a significant impact on the Company's business.

Seasonality
-----------
     Historically, the Company has achieved its highest sales in the fourth quarter and, to a lesser extent, the second quarter of each fiscal year. As a result of the Miss Erika and Jeri-Jo acquisitions, the Company anticipates that it will experience its highest sales in the second and fourth quarters equally. This pattern results primarily from the timing of shipments for each season, although the timing of shipments can vary from quarter to quarter and season to season. Spring season merchandise is generally shipped in the Company's second fiscal quarter between February and April, and fall season merchandise is generally shipped in the Company's fourth fiscal quarter between August and October.

The Year 2000 Issue
-------------------
     The nationwide issue which has arisen given the approach of the year
2000 is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has assessed that additional expenditures will be required to modify certain portions of the Company's existing software so that it will function properly in the year 2000. Preliminary estimates of the total costs to be incurred on existing software prior to the year 2000 will not have a material impact on the Company's business, operations or its financial condition. However, in connection with the Company's year 2000 compliance program, it intends to migrate to a new financial reporting system during fiscal 1998 and fiscal 1999 and expects to incur approximately $600,000, in the aggregate, in connection therewith.

     The Company has initiated communications with all of its significant suppliers and customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own year 2000 issues. The Company's total year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party year 2000 issues based on presently available information. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and would not have a material adverse effect on the Company's systems.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     In April 1998, in response to Norton's notice of an intention not to renew its agreements with its distribution and cutting contractors, Norton received a letter from the contractors' attorney alleging that Norton had breached its agreements and, as a result, alleging that such contractors had incurred substantial damages. Norton does not believe that it has breached any of its agreements with these contractors, believes that it has meritorious defenses to any claim, and will vigorously defend any proceeding. Subsequent to the receipt of the above-mentioned letter, in preliminary discussions between attorneys for the contractors and Norton, the contractors offered to sell the contractors' operations to Norton. Consistent with Norton's business strategy of relocating its distribution function to the southeastern United States, Norton has declined the offer to purchase the distribution and cutting activities of these contractors.

     On July 15, 1998, the distribution and cutting contractors filed an action entitled Cutting Edge Services, Inc. and Railroad Enterprises, Inc. v. Miss
         ------------------------------------------------------------------
Erika, Inc., Jeri-Jo Knitwear, Inc. and Jamie Scott, Inc. in the New York State
---------------------------------------------------------
Supreme Court, New York County, for breach of contract for failure to use their services. That action seeks substantial damages and related declaratory relief. Miss Erika and Jeri-Jo believe the claims are meritless and intend to defend this action vigorously. There can be no assurance that Miss Erika and Jeri-Jo will be successful in defending this action, or that any determination rendered would not have a material adverse effect on the business, financial condition and results of operations of the Company.

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



     Exhibit 3.2 By-Laws of the Company (incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 No. 33-74200).

     Exhibit 10.1 First Amendment, dated as of August 7, 1998 to the Amended and Restated Credit Agreement, dated as of June 18, 1998 by and among Norton McNaughton, Inc., a Delaware corporation, Norton McNaughton of Squire, Inc., a New York corporation, Miss Erika, Inc., a Delaware corporation, Jeri-Jo Knitwear, Inc., a Delaware corporation, formerly known as JJ Acquisition Corp., the lenders listed on Schedule I thereto under the captions "Continuing Lenders" and "Additional Lenders", NationsBanc Commercial Corporation, as collateral agent for the Lenders, The CIT Group/Commercial Services, Inc., as administrative agent for the Lenders and Fleet Bank NA, as documentation agent for the Lenders.

     Exhibit 27     Financial Data Schedule (For SEC use only).

The Registrant filed three Current Reports on Form 8-K during the third quarter of fiscal 1998 reporting under Item 2, "Acquisition or Disposition of Assets",
Item 5, "Other Events" and Item 7, "Exhibits." The Registrant filed a current report on Form 8-K/A subsequent to August 1, 1998 under Item 2, "Acquisition or Disposition of Assets", and Item 7, "Exhibits."

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


                                     NORTON MCNAUGHTON, INC.
                                     -----------------------
                                          (Registrant)

Date:  September 17, 1998               By /s/ Amanda J. Bokman
                                          ---------------------
                                        AMANDA J. BOKMAN
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)