Form 10-Q/A
period 1998-08-01
NORTON MCNAUGHTON INC
filed 1998-10-13
CIK 917692

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



                                  FORM 10-Q/A



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

                             INDEX TO FORM 10-Q/A
                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES

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

     ITEM 3.

     Quantitative and Qualitative Disclosures About Market
     Risk--not applicable

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)





                                                                         August 1,              November 1,
                                                                           1998                    1997
                                                                        (Unaudited)               (Note)
                                                                        -----------             -----------
ASSETS
Current assets:
   Cash                                                                 $      447              $      529
   Due from factor                                                          68,375                  64,644
   Inventory                                                                63,340                  28,590
   Income taxes receivable                                                   2,213                   3,201
   Prepaid expenses and other current assets                                 6,694                   5,227
                                                                        ----------              ----------
Total current assets                                                       141,069                 102,191

Fixed assets, net of accumulated depreciation of $3,300 and
   $2,316, respectively                                                      7,928                   5,899

Notes receivable from management stockholders                                2,471                   2,655

Intangible assets                                                           43,908                   3,853

Deferred financing costs                                                     6,281                   2,481

Other assets                                                                 1,843                   1,683
                                                                         ---------                --------
Total assets                                                              $203,500                $118,762
                                                                         =========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $   9,950                $ 10,420
   Revolving credit loans                                                   15,894                  44,473
   Term loan payable                                                             _                   3,000
   Accrued expenses and other current liabilities                            8,972                   4,986
                                                                         ---------                --------
Total current liabilities                                                   34,816                  62,879

12-1/2% Senior Notes due 2005                                              125,000                       -
Term loan payable                                                                -                  12,000
Other long-term liabilities                                                  1,735                   1,720
                                                                         ---------                --------
Total liabilities                                                          161,551                  76,599

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

INTANGIBLE ASSETS

     Goodwill, trademarks and tradenames resulting from the acquisition of Miss Erika and Jeri-Jo are being amortized by the straight-line method over twenty years.

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

10. INTANGIBLE ASSETS

    Intangible assets consist of the following:


                                        August 1,                November 1,
                                          1998                      1997
                                        ---------                -----------
    Tradenames and trademarks           $17,500                  $3,853

    Goodwill                             26,408                      --
                                        -------                  ------
                                        $43,908                  $3,853
                                        =======                  ======


    The Company has recently completed the valuations and analysis necessary to finalize the Miss Erika and Jeri-Jo purchase price allocations. Accordingly, the Company has allocated certain amounts previously recorded as goodwill to tradenames and trademarks.

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


                                     NORTON MCNAUGHTON, INC.
                                     -----------------------
                                          (Registrant)

Date:  October 13, 1998                By  /s/  Amanda J. Bokman
                                         ---------------------------
                                        AMANDA J. BOKMAN
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)