Form 10-K405
period 1998-10-31
NORTON MCNAUGHTON INC
filed 1999-02-05
CIK 917692

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ____________

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ____ TO ____

COMMISSION FILE NUMBER 0-23440

                            NORTON MCNAUGHTON, INC.
            (Exact name of registrant as specified in its charter)

                       DELAWARE                       13-3747173
                       --------                    --------------
             (State or other jurisdiction of      (I.R.S. Employer
           incorporation or organization)       Identification No.)

                    463 SEVENTH AVENUE
                       NEW YORK, NY                     10018
                -----------------------             -------------
        (Address of principal executive offices)      (Zip Code)

      Registrant's telephone number, including area code:  (212) 947-2960

       Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of January 28, 1999, was approximately $24,132,285.

As of January 28, 1999, there were 7,428,435 shares of the registrant's Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Registrant's definitive proxy statement for the annual meeting of stockholders to be held March 15, 1999, which will be filed with the Commission subsequent to the date hereof pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this report.

                                    PART I

ITEM 1.    BUSINESS

  Norton McNaughton, Inc. (the "Company") is one of the leading women's and juniors' branded apparel companies in the United States. Through its wholly-owned subsidiaries, the Company designs, sources, markets and distributes moderately-priced separates and collections of career and casual clothing under such well-recognized brand names as Norton McNaughton(R), Erika(R) and Energie(R). The Company's primary design and merchandising strategies rely largely on interpretations of popular designer fashions, avoiding fashion-forward designs that are subject to rapidly changing trends. The Company believes that its primary brands enjoy long-established market positions and reputation for design, value and quality among retailers and consumers. The Company's products are sold nationwide in over 8,000 individual stores, operated by over 1,500 department stores, national chains, mass merchants, off-price retail chains and specialty retailers, including J.C. Penney, May Company, Federated, Sears and T.J. Maxx. The Company contracts for the manufacture of all of its products, principally through an established network of foreign manufacturers and agents, thereby avoiding significant capital expenditures for manufacturing facilities and the costs of a large production work force.

  The Company's business is comprised of three groups of product offerings, Jeri-Jo Knitwear, Inc. ("Jeri-Jo"), Norton McNaughton of Squire, Inc. ("Norton") and Miss Erika, Inc. ("Miss Erika"); the Company acquired Miss Erika in September 1997 and Jeri-Jo in June 1998.

  . Jeri-Jo. Jeri-Jo designs, sources and distributes moderately-priced, updated sportswear, knitwear and casual wear for juniors and misses (ages 12 to 35), a category which the Company believes presents significant growth opportunities based upon the demographics and buying patterns of this segment. First introduced in 1975, Jeri-Jo's products are sold under its brand names Energie(R), Currants(R) and Jamie Scott(R) and under private labels to national chains, department stores, off-price retail chains, and mass merchants.

  . Norton. Norton designs, sources and distributes moderately-priced separates and collections of career and casual clothing for women aged 25 to 55. The Norton product lines were first introduced in 1981, and are sold under Norton's brand names, including Norton McNaughton(R), Maggie McNaughton(R), Norton Studio(R) and D.P.S.(R), primarily to department stores and national chains.

  . Miss Erika. Miss Erika designs, sources and distributes women's moderately-priced casual separates. Miss Erika's target customer is a middle income, budget-minded but fashionable woman ranging in age from 15 to 50 years old. First introduced in 1968, Miss Erika sells its products under its brand names Erika(R), Sugar Blues(R) and Ricki(R) and under private labels to national chains, department stores, off-price retail chains, and specialty stores.

  The Company will change its name to McNaughton Apparel Group Inc. in February 1999.

INDUSTRY OVERVIEW
------------------

  The Company competes in the moderately-priced women's and juniors' segments of the apparel market. According to industry data, sales of moderately-priced women's apparel accounted for in excess of $17 billion or approximately 20% of total retail women's apparel sales in 1997. Juniors' apparel is marketed to teenagers and young women. According to the U.S. Census Bureau, the so-called Generation Y (ages 10 to 24 years) numbers more than 56 million people and is expected to grow 10% to approximately 62 million people by 2005. An independent consumer research firm has estimated that the teenaged segment of the Generation Y consumer (ages 12 to 19 years) accounted for approximately $122 billion of retail sales in 1997 and estimated that approximately 37% of teenaged girls would choose to spend their discretionary cash on clothes, the largest category of any discretionary spending by that group. The Company's products are sold at retail for prices ranging from $10 to $80 which is consistent with pricing in the moderate women's and juniors' segments. The Company believes that the popularity of moderately-priced women's and juniors' clothing, especially in career and casual clothing, has resulted from an increased consumer preference for comfortable, yet value-priced and fashionable, apparel selections and a trend toward more flexible dress codes, including greater acceptance of casual wear in the workplace.

  The apparel industry is highly fragmented but is increasingly moving toward consolidation. Due to a similar consolidation in the retail industry, major retailers are now purchasing for a larger number of stores. As a result, it has become more efficient for these retailers to centralize their buying with a more select group of larger, established vendors, who are better positioned to accommodate their needs. These include the vendor's ability to fill larger orders, comply with more intensive quality control standards and accommodate the retailers' information system and distribution requirements.

BUSINESS STRATEGIES


  The Company's business strategies are to focus on improving operating efficiencies, increasing sales and improving profitability. In order to implement these strategies, the Company is pursuing the following:

      .   FOCUS ON OPERATING EFFICIENCIES AND COST REDUCTION.  The Company will continue to focus on achieving enhanced operating efficiencies and lower costs. The Company believes that, over time, its acquisition strategy will allow it to realize economies of scale associated with sourcing, manufacturing, marketing, distribution and administration. As part of this strategy, the Company is in the process of relocating Norton's warehousing and distribution activities to the southeastern United States, where it will perform these operations "in-house." The Company is also considering relocating Miss Erika's warehouse and distribution functions following the relocation of Norton's functions. The Company believes that this will allow it to achieve higher operating efficiencies and enjoy tax and other cost advantages in a lower-tax and lower-cost state.

      .   ENHANCE MERCHANDISING. Norton has implemented new merchandising programs designed to increase sales and expand retail personnel and consumer awareness of its brands. For example, Norton is developing "in-store shops" for certain of its brand name products in a select number of stores of its major retail customers. Norton has also implemented other initiatives such as the development of merchandising plans to assist retailers in marketing Norton's products and the redesign of product logos and labels.

      .   PURSUE SELECTED ACQUISITIONS OF COMPLEMENTARY BUSINESSES AND BRANDS.
  The Company has adopted a disciplined acquisition strategy focused on acquiring businesses that meet its criteria for attractive acquisition candidates, which may include such criteria as (i) diversifying and expanding the Company's product offerings, distribution channels and sourcing relationships, (ii) gaining access to the talents of key management, merchandising, design and sourcing personnel, (iii) acquisition prices which, coupled with the target company's existing results of operations, yield an immediate accretion to the Company's earnings, (iv) acquisitions structured to include future earn-out payments payable at the Company's option in the Company's Common Stock and/or cash and (v) achieving potential synergies resulting from improvements in finance, management information systems and other corporate overhead items, and consolidation and improvement in warehousing and shipping operations.

PRODUCTS

  The Company's clothing collections are moderately-priced and are designed for both career and casual women's and juniors' needs. All of the Company's products are fabricated from natural and synthetic fibers and blends, and many are manufactured in petite and large sizes, in addition to misses. The introduction of different collections in each season is staggered to ensure that consumers are introduced frequently to fresh full-priced merchandise.

  The Company's Norton McNaughton(R) and Norton Studio(R) product lines are marketed primarily as collections of related separates of updated jackets, skirts, pants, shorts, blouses and knit products, which, while sold as separates, are coordinated as to styles, colors and fabrics and are designed to be merchandised and worn together. New collections of coordinated separates are introduced in six principal selling seasons--spring, summer, transition, fall, winter and holiday. Products sold under the Erika(R), Energie(R), Currants(R), Jamie Scott(R) and D.P.S.(R) labels are marketed primarily as separates, and are introduced in four key selling seasons, namely, spring, transition, fall and holiday.

  The following table sets forth information concerning the Company's product lines:

                                JERI-JO                           NORTON                    MISS ERIKA
BRANDS                         Energie(R)                   Norton McNaughton(R)             Erika(R)
                              Currants(R)                   Maggie McNaughton(R)
                             Jamie Scott(R)                 Norton McNaughton(R)
                                                                  Petite
                                                              Norton Studio(R)
                                                                 D.P.S.(R)

PRODUCTS                     Moderately-priced                Moderately priced             Moderately priced
                                sportswear,                   women's career and         women's casual separates
                         knitwear and casual wear for      casual related separates
                           juniors' and misses

AGE CATEGORY                     12 to 35                          25 to 55                       15 to 50

PRICE POINTS                    $10 to $40                        $20 to $80                     $10 to $50

DISTRIBUTION CHANNELS         National Chains                 Department Stores                National Chains
                             Department Stores                 National Chains                Department Stores
                          Off-Price Retail Chains                                          Off-Price Retail Chains
                              Mass Merchants                                                   Specialty Stores


Energie(R), Currants(R) and Jamie Scott(R)

  The Jeri-Jo product lines (primarily comprised of Energie(R), Currants(R) and Jamie Scott(R)) were first introduced in 1975, and consist of juniors' and misses, moderately-priced separates, including updated sportswear, knitwear and other casual wear. The target consumers are teenaged girls and women aged 12 to 35 years old. The product lines are distributed through a variety of distribution channels, including national chains, department stores, off-price retailers and mass merchants.

Norton McNaughton(R)

  The Norton McNaughton(R) product line was introduced in 1981, and features moderately-priced color and style coordinated jackets, skirts, pants, shorts, blouses and sweaters for the career woman. The product lines are sold in misses, petite and large sizes under the Norton McNaughton(R), Norton McNaughton(R) Petite, and Maggie McNaughton(R) labels to department stores and national chains. The target consumers for these product lines are working women aged 25 to 55 with annual income of $20,000 to $50,000.

Norton Studio(R)

  The Norton Studio(R) product line was introduced in early 1996 and consists of moderately-priced women's career and casual knitwear collections offered in misses, petite and large sizes. The line is designed for the same target consumer as the Norton McNaughton(R) product line and is sold in department stores and national chains.

D.P.S.(R)

  The D.P.S.(R) product line was introduced in 1995 and offers a line of moderately-priced weekend wear in misses and large sizes. The line consists of casual separates, including jumpers, sport dresses, pants, shirts, skirts, shorts and jackets. The line is designed for the same target consumers as the Norton McNaughton(R) product line and is sold to department stores, national chains and mass merchants.

Erika(R)

  The Erika(R) product line was first introduced in 1968 and consists of women's moderately-priced separates, including knit tops and bottoms, sweaters, dresses and jackets, and more casual apparel such as shorts, skirts, tank tops, jumpers and other weekend wear. The target consumers are middle income, budget-minded but fashionable women ranging in age from 15 to 50 years old. The product line is distributed in a variety of retail channels, including national chains and department stores.

Private label

  In addition to products sold under Miss Erika's and Jeri-Jo's brand names, Miss Erika and Jeri-Jo consult with retailers to develop product lines sold under private labels. Miss Erika and Jeri-Jo coordinate with buyers to design and manufacture private label products in specified colors, fabrics and styles. These buyers may provide samples, select styles already offered by Miss Erika or Jeri-Jo or, together with Miss Erika's or Jeri-Jo's designers, create their own variations.

CUSTOMERS
----------

  After giving effect to the acquisitions of Miss Erika and Jeri-Jo, the Company estimates that its products are sold nationwide in over 8,000 individual stores operated by over 1,500 department stores, national chains, mass merchants, off-price retail chains and specialty retailers. The following table sets forth approximate percentages of the Company's net sales to its three largest customers on a pro forma basis for fiscal 1998 (as if Jeri-Jo had been acquired as of the beginning of fiscal 1998) and the Company's historical net sales to its three largest customers in fiscal 1998, fiscal 1997 and fiscal 1996:

                                                   PRO FORMA
                                                    FISCAL         FISCAL         FISCAL         FISCAL
           NAME                                      1998         1998/(3)/      1997/(4)/        1996
           ----                                  -------------  ------------   ------------   -----------
           J.C. Penney.......................          20%            17%            11%          12%
           May Company(1)....................          17             16             29           34
           Federated(2)......................          16             15             17           20
                                                   ------         ------         ------        -----
               Total.........................          53%            48%            57%          66%
                                                   ======         ======         ======        =====


_______________________
(1) Included in the May Company group are Hechts, Foley's, Robinsons-May, Kaufmann's, Filene's, Famous Barr and Meier & Frank.

(2) Included in the Federated group are Macy's, Rich's, Burdines, Bon Marche and Stern's.

(3)  Reflects the acquisition of Jeri-Jo on June 18, 1998.

(4)  Reflects the acquisition of Miss Erika on September 30, 1997.

SALES AND MERCHANDISING

  The Norton, Miss Erika and Jeri-Jo non-commission sales forces of 16, 11 and 11 individuals, respectively, are located in their New York City showrooms. Members of senior management of the Company and its subsidiaries are also actively involved in the Company's marketing and selling efforts. The Company does not employ independent sales representatives and does not maintain any regional showrooms. The Company emphasizes the development of long-term customer relationships by consulting with retailers concerning the style and coordination of clothing purchased by the store, optimal delivery schedules, floor presentation, pricing and other merchandising considerations. Frequent communication between the Company's senior management and other sales personnel and their counterparts at various levels in the buying organizations of the Company's retailers is an important element of the Company's marketing and sales efforts. These contacts often times allow the Company to monitor retail sales volume and to adjust product mix and pricing in an attempt to maximize sales at acceptable profit margins for both the Company and retailers. The Company's marketing efforts attempt to build upon the success of prior selling seasons to encourage existing retailers to devote greater selling space to the Company's product lines, to penetrate different buying groups at large retailers, and to obtain additional retailers. The Company does not advertise, although its products are frequently featured by retailers in their advertisements.

  Norton has recently implemented merchandising initiatives which it believes will help it achieve stronger sales to consumers with improved gross margin levels in its Norton McNaughton product lines. By capitalizing on product sourcing opportunities, Norton has adopted a new pricing strategy emphasizing lower retail prices, and a new product strategy by offering narrower product assortments in its fashion groups. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-General".

DESIGN


  The Company's design philosophy is to interpret popular designer fashions at moderate prices. Each of the Company's design teams is responsible for the creation, development and coordination of product lines which mirror existing fashion trends in better women's apparel. In the case of its related separates groups, the design team also seeks to enhance consumer appeal by combining functional fabrics in creative looks and color schemes to encourage the coordination of outfits, resulting in the purchase of more than one garment. Through its design and marketing staff, the Company actively monitors the sales of its products to assess changes in consumer preferences, fashion trends and the marketplace at large.

  The design process begins with the development of fashion concepts, color schemes and fabric selections approximately six to twelve months before final designs are produced. Once color schemes, fabric selections and other concepts are developed, designs are finalized, fabric swatches and silhouettes are selected, and finally, samples are produced. Approximately three to nine months prior to a product line's release, previews are held with the Company's major retailers to exchange ideas and to review colors, patterns, fabrics, styling and price points. These previews allow the Company to redesign and refocus the components of its collections before significant fabric and production commitments are made.

SOURCING AND MANUFACTURING


  The Company contracts for the manufacture of all of its products. The Company believes that contract manufacturing allows it to maximize production flexibility, while avoiding significant capital expenditures for manufacturing facilities and the fixed costs of managing a large production work force.

  The Company sources its products both domestically and abroad, and has continued to place a greater percentage of its production overseas over the last five years. During fiscal 1998 and fiscal 1997, approximately 91% and 63%, respectively, of Norton's product lines were manufactured outside of the United States. After giving pro forma effect to the Jeri-Jo acquisition during 1998, approximately 97% of the Company's products were produced outside of the United States. During fiscal 1999, the Company anticipates that approximately 98% of its production will be conducted outside of the United States.

  The Company attributes the increase in overseas production of its Norton product lines during the past few years and Miss Erika's and Jeri-Jo's use of foreign production sources to lower manufacturing costs resulting in more competitive pricing, the availability of a skilled and well-equipped labor force, higher quality standards and changes in its product lines (e.g., toward more knitwear) as dictated by fashion trends, including the increase in casual dressing in the work place. While domestic contract manufacturing provides shorter lead times between order and delivery, the Company believes that this benefit is more than offset by the cost, diversity and quality considerations of overseas production. The Company offsets the longer lead-time necessary for foreign sourced production by early and timely attention to production planning.

  In fiscal 1998, the Company engaged the services of approximately 18 sewing and knitting contractors, and agents in the United States and 68 overseas contractors and agents in the Caribbean basin, Central America, the Far East, the Middle East and Europe. These contractors may in turn subcontract work to other sewing or knitting contractors. The Company does not have any long-term supply agreements with any of its sewing or knitting contractors.

  The Company contracts for the production of a significant portion of its merchandise through a network of independent agents located overseas. Although no long-term contractual obligations exist with any of these agents, in several cases, the Company has consistently ordered merchandise through these same agents for over ten years. In addition, the Company is the principal source of income for substantially all of its agents. Although the agents facilitate the procurement process, the Company also maintains relationships with many factories. The development and maintenance of these relationships has provided the Company with what it believes to be a competitive advantage in the pricing, scheduling, delivery and quality of the garments produced by these agents and factories. The Company also sources a large portion of its products directly with factories, primarily through import programs, largely in China. The total lead time for production in Far East, Middle Eastern and European countries ranges from four to ten months. The Company believes that the number and geographical diversity of its agents and manufacturers minimize the risk of adverse consequences that would result from the termination of a particular agent or manufacturer and that replacements could be developed in a timely manner if necessary.

  The Company also sources a large portion of its products in the Caribbean basin and Mexico, utilizing favorable "807" customs regulations. In general, these regulations provide that articles assembled abroad from United States components may be exempt from United States duties on the value of these components. The "807" manufacturing process begins with the receipt in the Company's warehouse of fabrics from mills, converters and other fabric suppliers. The fabrics are cut domestically and shipped to the Caribbean basin and Mexico for assembly. The production process for Caribbean basin and Mexican sourced products generally takes approximately two to four months.

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

DISTRIBUTION AND CUTTING

  Finished goods are received into three distribution centers located in New Jersey, where incoming merchandise undergoes quality assurance procedures and is stored on racks by style number and color. Shipments are made to retailers in quantities, at locations and in packaging as specified by these retailers.

  Norton has long-term agreements with its distribution contractor (Railroad Enterprises, Inc.) and its cutting contractor (Cutting Edge Services, Inc., formerly Toni-Linda Productions, Inc.) who perform their functions in the contractors' leased cutting and warehouse facilities in New Jersey. These agreements do not cover the manufacturing or distribution activities of Miss Erika or Jeri-Jo. In addition, Norton has guaranteed the distribution contractor's obligations under its lease in an amount up to $500,000 and has guaranteed the cutting contractor's obligations under its lease in an amount up to approximately $250,000. Pursuant to the terms of these agreements, Norton is required to utilize the services of the contractors exclusively unless a contractor experiences limitations which prevent it from performing services for Norton. The agreements also require the contractors to provide their services exclusively to Norton. The agreements have terms ending on June 30, 2005 (distribution) and June 30, 2006 (cutting) and may be terminated by Norton upon notice and lapse of cure periods in the event that the contractors are not performing or cannot perform services under the agreements, including in accordance with procedures required by Norton. In addition, Norton may terminate either of the agreements, effective June 30 of any year commencing in 2000 (distribution) and 2001 (cutting), in the event that it no longer requires the services of an outside contractor or it elects to perform "in-house" the services provided by the applicable contractor. In such event, Norton would be obligated to pay the terminated contractor a fee equal to $0.10 for each garment distributed or $0.15 for each garment cut, as applicable, during the year preceding the year in which Norton terminates the agreement, but not less than $750,000 in the case of the distribution contractor, or $1,500,000, in the case of the cutting contractor. Based upon distribution and cutting activities for fiscal 1998, if the agreements were terminated as of January 1, 1999, Norton would have been required to pay the distribution contractor approximately $1,350,000 and to pay the cutting contractor $1,500,000. In addition, under certain circumstances, Norton would be required to assume certain continuing obligations of the terminated contractor arising under equipment leases and equipment purchase contracts, in either case, for equipment utilized solely in rendering services to Norton.

  In March 1998, Norton notified these contractors that it does not intend to renew the agreements. Norton has taken this step for a variety of reasons. In the case of distribution, Norton believes that by performing the distribution function "in-house", it will achieve higher operating efficiencies, particularly when Norton combines its distribution activities with those of Miss Erika, and that it would enjoy tax and other cost advantages if it were to relocate its distribution activities to a lower-tax and lower-cost state. In the case of the cutting function, Norton is increasingly purchasing a significant portion of its garments from overseas manufacturers as finished goods and not as piece goods which require cutting, sewing and other manufacturing activities. Accordingly, the cutting function, and the attendant need for a long-term cutting agreement, has significantly diminished and will continue to do so. In addition to these factors, as the Company believes that the consolidation of warehousing, distribution, sourcing and manufacturing functions will be a long-term source of potential cost savings. Finally, published reports concerning the alleged affiliations of these contractors have led Norton to question the long-term contractual relationship between Norton and these contractors. Norton's distribution contractor and cutting contractor have commenced a lawsuit against the Company and Norton alleging breach of contract and other claims. See Item 3, "Legal Proceedings."

  Following the eventual termination of its distribution agreement, in order to provide for its distribution needs, Norton is in the process of relocating its distribution activities to the southeastern United States, where it will perform this operation "in-house." The Company is also considering relocating Miss Erika's warehouse and distribution functions following the relocation of Norton's functions. Norton is currently negotiating a long-term lease for a warehouse and distribution center which will be built to accommodate Norton's requirements. Norton estimates that this process will take approximately 12 to 15 months and intends to commence shipments from this facility no earlier than July 1, 2000. This new leased facility will initially house Norton's distribution activities and, may eventually, house Miss Erika's distribution activities. Norton believes that, if required, it could replace its current distribution function on an interim basis within 60 days and could promptly replace its domestic cutting function.

  Miss Erika ships to its retailers daily, principally through a local trucking company whose primary customer is Miss Erika and whose headquarters are in the Miss Erika warehouse. Miss Erika represents more than 95% of the trucking company's revenues and is therefore able to negotiate favorable rates and scheduling. The owner/manager of the trucking company is an employee of Miss Erika.

MANAGEMENT INFORMATION SYSTEMS

  The Company maintains and is continually upgrading its management information systems to control its purchasing, shipping, production and financial functions. The Company also maintains an Electronic Data Interchange (EDI) program, which facilitates communications between the Company and the majority of its major retailers, and enables the Company to comply with retailers' specific requirements. This technology provides for the electronic exchange of purchase orders, invoices and advanced shipping notices. In addition, the Company bar codes all of its shipments and merchandise to allow retailers to track receipts and sales at store registers, monitor inventory levels and provide timely feedback.

  The Company operates separate management information systems for Norton, Miss Erika and Jeri-Jo. Norton's management information systems address the purchasing, shipping, production and financial functions in a fully integrated application. Miss Erika's and Jeri-Jo's stand-alone management information systems have similar capabilities to those of Norton's. During fiscal 1998, Norton automated its pattern-making, marking and grading areas by implementing CAD-based application systems and began the implementation of a new client server financial software package. The Company will continue to improve and upgrade its management information systems in fiscal 1999, and, over time, will integrate Miss Erika's and Jeri-Jo's management information systems with Norton's. New systems developments will include the implementation of warehouse management systems and Internet commerce. The estimated cost to be incurred to modify portions of the Company's software so that it will function properly in the year 2000 is not deemed to be material. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and The Year 2000 Issue."

BACKLOG

  At October 31, 1998, the Company had a total of approximately $135.2 million of unfilled customer orders compared to approximately $120.9 million at November 1, 1997. The increase was due to the acquisition of Jeri-Jo whose unfilled orders were $14.3 million at October 31, 1998. These orders are generally scheduled for delivery within one to two months after confirmation. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the manufacturing and shipping of the products which, in many instances, depends on retailers' demands. Accordingly, a comparison of orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. There can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders.

COMPETITION


  There is intense competition in the women's and juniors' apparel industry.
The Company competes with numerous other manufacturers and distributors, many of which are larger and have substantially greater resources than the Company. The Company believes that it competes favorably on the basis of the style, quality and value of its products, production and sourcing strengths, and the long-term customer relationships which it has developed.

EMPLOYEES


  The Company has approximately 340 full-time employees. None of the Company's employees are subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES


     The Company conducts its business from the following leased facilities:

                                                                                         APPROXIMATE
                                                                                          NUMBER OF
        FACILITY                      LOCATION           LEASE EXPIRATION DATE           SQUARE FEET
-----------------------------   --------------------   -------------------------    -------------------
 Executive, production and         463 Seventh Avenue         July 31, 2008                  40,000
  design offices                   9th and 10th Floors
                                   New York, NY


 Showrooms                         1407 Broadway              January 31, 2000               10,300
                                   New York, NY
                                   4th Floor

                                   26th Floor                 January 31, 2004               11,600

                                   28th and 29th Floors       January 31, 2004               12,100

 Fabric warehouse/(1)/             3349 Whelan Road           December 31, 2003              25,000
                                   East Rutherford, NJ

 Administrative offices and        333 North Street           December 31, 2007             220,000
  finished goods warehouses        Teterboro, NJ


                                   80 Carter Drive            June 30, 2003                  93,100
                                   Edison, NJ

____________
  (1) This warehouse space is leased from the Company's cutting contractor. See
Item 1, "Business - Distribution and Cutting."

  The Company believes that its existing facilities are well-maintained, in good operating condition and will be adequate for its operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS


  On July 14, 1998, Norton's distribution and cutting contractors (collectively, "Plaintiffs"), filed an action in the New York State Supreme Court for New York County which, as amended, is entitled Cutting Edge Services, Inc. and Railroad
                                      ----------------------------------------
Enterprises, Inc. v. Norton McNaughton of Squire, Inc. and Norton McNaughton,
-----------------------------------------------------------------------------
Inc.  Plaintiffs claim that Norton breached its contracts with them because,
----
among other things, Miss Erika and Jeri-Jo failed to use Plaintiffs' services as allegedly required under Norton's contracts with Plaintiffs. The Company believes these contracts do not require Miss Erika or Jeri-Jo to utilize Plaintiffs' services. This action seeks substantial compensatory and punitive damages and related declaratory relief concerning rights under the contracts.
On December 30, 1998, the Company and Norton moved to dismiss most of Plaintiffs' claims. The Company believes the claims are meritless and intends to defend this matter vigorously. There can be no assurance that the Company will be successful in defending the action or that any determination rendered would not have a material adverse effect on the business, financial condition, results of operations and cash flow of the Company.

  The Company is involved in certain other legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect on the Company's business, financial condition, results of operations and cash flow. In connection with the Cutting Edge Services, Inc. and Railroad Enterprises, Inc. lawsuit, as well as other pending litigation during the fourth quarter of fiscal 1998, the Company established a litigation reserve of $2.5 million. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Notes 9 and 11 of the Company's consolidated financial statements.

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

                                 Fiscal 1998                           Fiscal 1997
                           ----------------------                 ----------------------

                             High             Low                   High            Low
                             ----             ---                   ----            ---
1st quarter                 $6.75            $4.88                 $9.88           $6.00
2nd quarter                 $6.50            $4.63                 $6.75           $5.38
3rd quarter                 $8.25            $5.38                 $5.88           $4.63
4th quarter                 $7.50            $3.25                 $6.25           $4.63

     The closing sales price of the Company's Common Stock on January 28, 1999 was $4.50 per share.

     The Company has never paid cash or other dividends on its Common Stock. The payment of dividends is within the discretion of the Company's Board of Directors; however, in view of working capital needs and in order to finance future growth, it is unlikely that the Company will pay any cash dividends on its Common Stock in the foreseeable future. Pursuant to the Company's revolving credit agreement and the indenture governing its senior notes, it may not pay cash dividends without the prior written consent of the secured lenders and unsecured noteholders so long as any principal of or interest on loans, letters of credit or notes issued thereunder shall remain unpaid.

     On January 28, 1999, there were approximately 100 record holders of the Company's Common Stock and, the Company estimates, approximately 500 beneficial holders of the Company's Common Stock.

     In February 1999, the Company will change its name to McNaughton Apparel Group Inc., and, hereafter, its Common Stock will trade on NASDAQ under the symbol MAGI.

ITEM 6.  SELECTED FINANCIAL DATA


     The following selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.


                                                                                Fiscal Year Ended/(1)/
                                       ------------------------------------------------------------------------------------------
                                            October 31,          November 1,       November 2,       November 4,     November 4,
                                               1998                 1997              1996              1995           1994
                                               ----                 ----              ----              ----           ----
                                                               (In thousands, except per share amounts)
INCOME STATEMENT DATA:

Net sales                                 $  344,604              $218,782           $220,823       $227,530     $ 168,621

Income (loss) from
operations                                    13,566/(2)/           (5,773)/(5)/        4,781         17,813        17,487

Income (loss) before extraordinary
item                                             448/(2)(3)/        (4,705)/(5)/        1,524          9,703         9,222/(6)/

Net income (loss)                               (713)/(2)(3)(4)/    (4,705)/(5)/        1,524          9,703         8,821/(6)(7)/

BASIC EARNINGS PER SHARE:

Income (loss) before extraordinary
item                                      $     0.06/(2)(3)/      $  (0.63)/(5)/     $   0.20       $   1.21      $   1.28/(6)/
                                          ==========              ========           ========       ========      ========

Net income (loss)                         $    (0.10)/(2)(3)(4)/  $  (0.63)/(5)/     $   0.20       $   1.21      $   1.22/(6)(7)/
                                          ==========              ========           ========       ========      ========

Weighted average number of common
shares outstanding                             7,413                 7,488              7,767          8,000         7,084
                                          ==========              ========           ========       ========      ========

DILUTED EARNINGS PER SHARE:

Income (loss) before extraordinary
item                                      $     0.06/(2)(3)/      $  (0.63)/(5)/     $   0.20       $   1.20      $   1.27/(6)/
                                          ==========              ========           ========       ========      ========

Net income (loss)                         $    (0.10)/(2)(3)(4)/  $  (0.63)/(5)/     $   0.20       $   1.20      $   1.21/(6)(7)/
                                          ==========              ========           ========       ========      ========

Weighted average common shares
outstanding assuming dilution                  7,432                 7,488              7,781          8,056         7,123
                                          ==========              ========           ========       ========      ========

BALANCE SHEET DATA:

Working capital                           $  103,984              $ 39,312           $ 40,057       $ 43,502      $ 34,586

Total assets                                 201,589               118,762             61,109         73,524        55,331

Long-term debt, excluding
current portion                              125,000                12,000                  -              -             -

Stockholders' equity                          41,470                42,163             48,286         50,469        40,300

(Footnotes on following page)

(1) The Company operates on a 52 or 53-week fiscal year. The Company's fiscal year ends on October 31, if such date falls on a Saturday, or the first Saturday following October 31. Data for the fiscal year ended November 1, 1997 reflects the acquisition of Miss Erika on September 30, 1997. Data for the fiscal year ended October 31, 1998 reflects the acquisition of Jeri-Jo on June 18, 1998. Data for all fiscal years shown include the results of operations for 52 weeks.

(2) Loss from operations for fiscal 1998 includes a pre-tax charge of $2.5 million, or $0.20 per share on an after-tax basis, representing a reserve for litigation. (See Item 3, "Legal Proceedings").

(3) Net loss and loss before extraordinary item include an additional provision for taxes of $600,000, or $0.08 per share, in connection with the proposed resolution of Federal income tax audits covering fiscal years 1991 through 1996, and the corresponding impact on state and local taxes in these fiscal years.

(4) Reflects net income after extraordinary item of approximately $1.2 million, or $0.16 per share. As a result of the repayment of long-term indebtedness in June 1998, the Company wrote-off the remaining unamortized balance of deferred financing costs of approximately $2.0 million. This write-off was reflected as an extraordinary item, net of tax of $840,000, in the consolidated statement of operations for the fiscal year ended October 31, 1998.

(5) Loss from operations for fiscal year 1997 includes special charges of approximately $9.4 million. On an after-tax basis, such special charges aggregated $5.5 million, or $0.73 per share. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

(6) Reflects net income available to holders of Common Stock after payment of dividends on Class B Preferred Stock-redeemable of $168,000. This stock was redeemed by the Company in March 1994.

(7) Reflects net income after extraordinary item of $401,000, or $0.06 per share. As a result of the repayment of long-term indebtedness in March 1994, the Company wrote-off the remaining unamortized balance of deferred financing costs of $704,000. This write-off was reflected as an extraordinary item, net of tax of $303,000, in the consolidated statement of income for the fiscal year ended November 4, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     On September 30, 1997, a wholly-owned subsidiary of the Company completed the acquisition of substantially all the assets and the assumption of substantially all the liabilities of Miss Erika, a privately-held manufacturer of women's moderately priced apparel. The purchase price of Miss Erika consisted of $24.0 million in cash paid at the closing, the assumption of $2.5 million of indebtedness and certain other contractual obligations. In addition, the Company has agreed to pay an additional contingent payment in cash and/or Common Stock in the event that certain earnings targets are achieved by Miss Erika for the two fiscal years ending November 6, 1999.

     On June 18, 1998, a wholly-owned subsidiary of the Company completed the acquisition of substantially all of the assets of Jeri-Jo and assumed substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. The purchase price paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition, (ii) the assumption of funded indebtedness of $10.9 million and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and Common Stock in the event that certain earnings targets are achieved by Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition.

     Concurrent with the closing of the Jeri-Jo acquisition, the Company entered a $175.0 million secured revolving credit and letter of credit facility with NationsBanc Commercial Corporation, The CIT Group/Commercial Services, Inc. and Fleet Bank N.A. (the "Current Credit Agreement"). The facility is used to finance ongoing working capital requirements of the Company and its subsidiaries.

     On June 18, 1998, the Company also sold $125 million of unsecured 12 1/2% Senior Notes due 2005 (the "Senior Notes"). The terms and conditions of the Senior Notes are governed by an indenture (the "Indenture"). The proceeds of the Senior Notes were used to finance the Jeri-Jo acquisition and to refinance then existing indebtedness of the Company and Jeri-Jo. The Company's obligations under the Senior Notes are guaranteed by all of the Company's subsidiaries.

     The Company has recently adopted and implemented a new business strategy to expand its branded product lines, broaden its customer base and further develop its global product sourcing capabilities. A key component of this new business strategy involves the selective acquisition of complimentary businesses and brands. In connection therewith, the Company completed the Miss Erika and Jeri-Jo acquisitions. As a result of the acquisitions, the following discussion of the Company's historical financial condition and results of operations is not necessarily indicative of future results.

     The Company's continuing focus on improving profitability has also led the Company to undertake certain initiatives to improve gross profit and gross profit margins. These include the implementation of certain merchandising changes, as well as the closure of underperforming divisions.

     In the merchandising area, the Company has recently reduced the number of products (i.e., reduced the number of SKU's) offered in any particular collection of its Norton McNaughton product line in an effort to minimize the number of unrelated items unsold by retailers at the end of a selling period and to reduce any related sales allowances. In addition, by taking advantage of product sourcing opportunities, the Company has been able to offer higher quality and more diverse products to retailers at lower price points in an effort to further enhance sales of the Company's products and to further reduce sales allowances. As a result of these initiatives, the revenue levels in its Norton McNaughton product lines decreased in fiscal 1998 from those recorded in fiscal 1997 and the Company anticipates that revenue levels in its Norton McNaughton product lines in fiscal 1999 will decrease from those in fiscal 1998.

     The Company continually monitors the success, in terms of sales, profitability and customer acceptance, of its product lines. In the event that one or more of its product lines does not meet the Company's expectations, the Company will discontinue their production. During the third quarter of fiscal 1997, the Company began selling merchandise under its existing product lines to Sears, including Norton McNaughton and Norton Studio and, correspondingly, discontinued the Modiano product line produced for Sears. In addition, in the first quarter of fiscal 1998, the Company discontinued the Lauren Alexandra private label product line produced for Federated and the catalog division and, in the second quarter of fiscal 1998, the Company discontinued the Pant-her private label product line produced for May Company.

     In addition, during the second quarter of fiscal 1997, the Company decided to close its retail outlet stores due to this division's inability to meet the Company's profitability targets. The Company utilized these retail outlets to liquidate excess inventory, including end-of-stock, out-of-season and other miscellaneous merchandise. Due to the Company's new merchandising strategy for its Norton McNaughton product lines, the Company believes that it will reduce that product lines' need to liquidate excess inventory. To the extent that the Company is required to dispose of excess merchandise in the future, the Company believes that it can do so on a more cost-effective basis through off-price retail chains and other retailers.

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

     The Company contracts for the manufacture of all of its products and substantially all (approximately 91% in fiscal 1998) of its products are produced overseas. Contract manufacturing allows the Company to avoid significant capital expenditures for manufacturing facilities and the fixed costs of maintaining a large production work force. Foreign contract manufacturing allows it to take advantage of lower manufacturing costs, thereby allowing it to reduce prices to its customers. The Company believes that foreign sourcing for moderately-priced merchandise also allows it to avail itself of a well-equipped and skilled labor force, thereby allowing it to produce a higher quality, better-valued product for its customers. The Company offsets the longer lead-time necessary for foreign sourced fabrics and manufacturing by early and timely attention to production planning.

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

                                                                                             Fiscal Year
                                                                  -----------------------------------------------------------
                                                                            1998/(1)/         1997/(2)/           1996
                                                                            ---------         ---------           ----
Net sales                                                                      100.0%            100.0%           100.0%
Cost of goods sold                                                              79.4              82.1             79.7
                                                                              ------           -------            -----
Gross profit                                                                    20.6              17.9             20.3
Selling, general and administrative expenses                                    16.0              20.1             17.8
Depreciation and amortization                                                    0.7               0.5              0.3
                                                                              ------           -------            -----
Income (loss) from operations                                                    3.9              (2.7)             2.2
Interest expense and amortization of deferred
     financing costs                                                             3.5               1.1              1.1
Other income, net                                                               (0.1)             (0.1)            (0.1)
Income (loss) before provision (benefit) for income taxes and                 ------           -------            -----
     extraordinary item
                                                                                 0.5              (3.7)             1.2
Provision (benefit) for income taxes                                             0.4              (1.6)             0.5
                                                                              ------           -------            -----
Income (loss) before extraordinary item
Extraordinary item, net of tax                                                   0.1              (2.1)             0.7
                                                                                (0.3)                -                -
                                                                              ------           -------            -----
Net income (loss)                                                               (0.2)%            (2.1)%            0.7%
                                                                              ======           =======            =====

__________________
/(1)/ Includes Jeri-Jo from June 18, 1998.
/(2)/ Includes Miss Erika from September 30, 1997.


Fiscal 1998 Compared to Fiscal 1997
-----------------------------------

     Net sales increased by $125.8 million, or 57.5%, to $344.6 million in fiscal 1998 from $218.8 million in fiscal 1997. The increase in net sales was primarily attributable to the addition of the Erika product lines of $110.2 million following the acquisition of Miss Erika on September 30, 1997, the addition of the Energie, Currants and Jamie Scott product lines of $54.1 million following the acquisition of Jeri-Jo on June 18, 1998, increased net sales in the Norton Studio product line of $12.0 million and increased net sales in the D.P.S. product line of $7.0 million. These increases were offset in part by a decrease in net sales of $25.4 million in the Norton McNaughton product lines, and decreases in net sales of $31.6 million, in the aggregate, due to the discontinuation of the Modiano, Lauren Alexandra and Pant-her product lines and Norton's retail outlet stores.

     Gross profit margin was 20.6% in fiscal 1998 compared to 17.9% in fiscal 1997. Gross profit margin in fiscal 1998 was negatively impacted by sales allowances of approximately $3.3 million granted to certain customers of discontinued divisions. Had these sales allowances not been granted, gross profit margin in fiscal 1998 would have been 21.3%. The increase in gross profit margin was primarily due to the addition of gross profit from the Erika product lines, beginning on September 30, 1997, and the addition of gross profit from the Energie, Currants and Jamie Scott product lines, beginning on June 18, 1998, both of which experienced higher gross profit margins than those experienced in the Norton McNaughton product lines in fiscal 1997.

     Selling, general and administrative expenses ("SG&A" expenses) were $55.0 million, or 16.0% of net sales, in fiscal 1998 compared to $44.0 million, or 20.1% of net sales, in fiscal 1997. SG&A expenses in fiscal 1998 included a reserve for litigation of $2.5 million (see Item 3, "Legal Proceedings"). Excluding this charge, SG&A expenses for fiscal 1998 would have been $52.5 million, or 15.2% of net sales. SG&A expenses in fiscal 1997 included special charges of $5.7 million for severance payments resulting from management changes, the termination of certain lease obligations and the establishment of reserves for certain contingencies, including the closing of the Company's retail outlet stores. As of October 31, 1998, all charges related to such reserves were incurred and no changes in estimates were required. Excluding these special charges, SG&A expenses for fiscal 1997 would have been $38.3 million, or 17.5% of net sales. The increase in SG&A expenses of $14.2 million, excluding the special charges, resulted primarily from the acquisition of Miss Erika and Jeri-Jo, whose incremental SG&A expenses in fiscal 1998 were $21.9 million in the aggregate. The increase was offset in part by savings experienced by Norton in fiscal 1998 due to cost saving measures implemented in fiscal 1997 and fiscal 1998, including a significant reduction in Norton's workforce resulting in savings of approximately $2.8 million, the closure of Norton's retail outlet stores resulting in savings of approximately $1.5 million, and a decrease in variable distribution and freight expenses of approximately $1.6 million due to a decrease in the volume of products shipped in fiscal 1998 compared to fiscal 1997.

     Operating income for fiscal 1998 was $13.6 million as compared to operating loss for fiscal 1997 of $5.8 million. Excluding the reserve for litigation of $2.5 million, operating income for fiscal 1998 would have been $16.1 million. Excluding the special charges of approximately $9.4 million, operating income for fiscal 1997 would have been approximately $3.6 million. The increase in fiscal 1998 operating income of approximately $12.5 million, after adjusting for the special charges, resulted primarily from the acquisitions of Miss Erika and Jeri-Jo, which occurred on September 30, 1997 and June 18, 1998, respectively.

     Interest expense increased to $11.8 million in fiscal 1998 from $2.5 million in fiscal 1997. The increase was primarily attributable to incremental interest expense and amortization of deferred financing costs on debt incurred to acquire Miss Erika and Jeri-Jo.

     The provision for income taxes in fiscal 1998 included an additional provision of $600,000 in connection with the proposed resolution of certain Federal income tax audits covering fiscal years 1991 through 1996 and the corresponding impact on state and local taxes.

     The extraordinary item in fiscal 1998, of $1.2 million net of tax resulted from the write-off of deferred financing costs of $2.0 million associated with the early extinguishment of debt on June 18, 1998.

Fiscal 1997 Compared to Fiscal 1996
-----------------------------------

     Net sales decreased by $2.0 million, or 1.0%, to $218.8 million in fiscal 1997 from $220.8 million in fiscal 1996. This decrease in net sales resulted primarily from a decrease in net sales of $13.6 million in the Norton McNaughton product lines, a decrease in net sales of $5.2 million in the Modiano product line, a decrease in net sales of $3.8 million in the Pant-her product line, a decrease in net sales of $2.1 million in the Lauren Alexandra product line and a decrease in net sales of $3.0 million resulting from the discontinuation of the Kate McNaughton product line in May 1996. These decreases were offset in part by an increase in net sales of $10.2 million in the Norton Studio product line, an increase in net sales of $2.8 million in the D.P.S. product line and net sales of Erika product lines of $10.4 million, following the acquisition of Miss Erika on September 30, 1997.

     Gross profit margin was 17.9% in fiscal 1997 as compared to 20.3% in fiscal 1996. The gross profit in fiscal 1997 reflects special charges taken in the fourth quarter of fiscal 1997 of approximately $3.7 million for sales allowances and inventory close-outs related to the closure of certain underperforming divisions. These charges included approximately $1.0 million, $1.0 million and $600,000 of sales allowances for the Modiano, Lauren Alexandra and Pant-her product lines, respectively, losses from close-outs of inventory for closed divisions of approximately $700,000 and approximately $300,000 of severance payments related to the closure of other divisions, including the Company's
catalog division.   Excluding the special charges of $3.7 million, gross profit margin for fiscal 1997 would have been 19.4%. The decrease in fiscal 1997 gross profit margins compared to fiscal 1996 resulted primarily from sales of Norton McNaughton holiday merchandise at lower gross profit margins than those experienced on such merchandise in fiscal 1996.

     SG&A expenses were $45.0 million in fiscal 1997, or 20.6% of net sales, as compared to $40.0 million in fiscal 1996, or 18.1% of net sales. SG&A expenses in fiscal 1997 included special charges recorded in the second quarter of fiscal 1997 of approximately $5.7 million. These charges included approximately $3.3 million related to the terminations of the Company's former President and a consultant. Approximately $900,000 related to the termination of lease obligations at the Company's production, design and administrative offices for facilities no longer deemed necessary due to restructuring initiatives implemented in fiscal 1996. This amount also included the establishment of approximately $650,000 of reserves related to the closure of the Company's retail outlet stores. As of November 1, 1997, the remaining accrual for special charges was approximately $600,000 and related primarily to remaining reserves for the closure of the retail outlet stores. All other special charges were incurred and utilized at the time they were recorded and no changes in estimates were required. Excluding these special charges of approximately $5.7 million, SG&A expenses for fiscal 1997 would have been $39.3 million, or 18.0% of net sales. The net decrease of approximately $700,000, excluding the special charges, resulted primarily from the implementation of certain cost saving measures at the end of the third and fourth quarters of fiscal 1996. These included a significant reduction in the Company's workforce due to a further centralization of its production functions, resulting in savings of approximately $1.3 million, the elimination of its in-store specialist program which resulted in savings of approximately $600,000, and a reduction in professional fees due primarily to the termination in the second quarter of a consulting agreement. These decreases were offset in part by the addition of approximately $1.7 million in overhead relating to Miss Erika, following the acquisition on September 30, 1997.

     Operating loss for fiscal 1997 was $5.8 million as compared to operating income for fiscal 1996 of $4.8 million. Excluding the special charges of approximately $9.4 million, the Company would have had operating income in fiscal 1997 of approximately $3.6 million. The reduction in fiscal 1997 operating income of approximately $1.2 million, after adjusting for the special charges, resulted primarily from the lower gross profit margins discussed above.

     Interest expense increased to $2.5 million in fiscal 1997 from $2.3 million in fiscal 1996. The increase was primarily attributable to incremental interest expense associated with the acquisition of Miss Erika on September 30, 1997.

Liquidity and Capital Resources
-------------------------------

     The Company is highly leveraged. On October 31, 1998, the Company had indebtedness totaling approximately $128.8 million, of which approximately $3.8 million represented revolving credit loans under the Current Credit Agreement. In addition, at October 31, 1998, the Company had obligations under undrawn letters of credit in the aggregate face amount of approximately $110.1 million. The Company will be permitted to incur substantial additional indebtedness in the future. At October 31, 1998, the Company had total additional available credit under the Current Credit Agreement of approximately $31.2 million, including $5.0 million of overadvance capability, pursuant to the borrowing base formula set forth therein.

     The Company's ability to make scheduled payments of principal or to pay the interest, if any, on, or to refinance its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Current Credit Agreement, will be adequate to meet the Company's liquidity needs for the foreseeable future.

     The Company's liquidity requirements arise from the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's primary sources of working capital are cash flow from operations and advances under the Current Credit Agreement. The Company's borrowing requirements for working capital purposes are seasonal, with peak working capital needs generally arising at the end of the first and third fiscal quarters and extending through the second and fourth fiscal quarters. The Company had working capital of $104.0 million at October 31, 1998 as compared to $39.3 million at November 1, 1997. The increase was caused primarily by the refinancing of approximately $40.6 million of current revolving credit loans with long-term debt upon the issuance of the Senior Notes and the addition of approximately $25.0 million of working capital resulting from the Jeri-Jo acquisition which was funded with the Senior Notes, offset by purchases of fixed assets and net loss for the year.

     The Company sells its accounts receivable to a factor without recourse, up to a maximum established by the factor for each customer. Receivables sold in excess of these limitations are subject to recourse in the event of nonpayment by the customer. The factor receives a commission for all purchased accounts receivable which is calculated based on the net amount of gross sales less sales discounts. Factor commissions for the fiscal years ended October 31, 1998, November 1, 1997 and November 2, 1996 were approximately $1.3 million, $1.0 million and $1.0 million, respectively.

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

     On September 30, 1997, a wholly-owned subsidiary of the Company completed the acquisition of substantially all the assets and the assumption of substantially all the liabilities of Miss Erika, a privately-held manufacturer of women's moderately-priced apparel. The purchase price of Miss Erika consisted of $24.0 million in cash paid at the closing, the assumption of $2.5 million of indebtedness and certain other contractual obligations. In addition, the Company has agreed to pay an additional contingent payment in cash and/or Common Stock in the event that certain earnings targets are achieved by Miss Erika for the two fiscal years ending November 6, 1999. The aggregate contingent payment, if any, payable by the Company is equal to the amount by which four times the average of Miss Erika's earnings before interest expense, income taxes, depreciation and amortization, as defined in the Miss Erika purchase agreement ("Miss Erika EBITDA"), for the two fiscal years ending November 6, 1999, exceeds $24.0 million. Any additional consideration paid for Miss Erika will be accounted for as additional purchase price and will be reflected in intangible assets. At the Company's discretion, the Company may, subject to a maximum number of shares, pay all or any portion of the contingent payment in shares of Common Stock. The Miss Erika purchase agreement limits the number of shares of Common Stock payable by the Company to a number of shares which, after giving effect to their issuance, does not exceed 12% of the aggregate number of outstanding shares of Common Stock at the time of payment. The Company has agreed to cause any shares of Common

Stock issued as a contingent payment to be registered under the Securities Act. The Company intends to pay the cash portion, if any, of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. Miss Erika achieved Miss Erika EBITDA during fiscal 1998 which, if sustained in fiscal 1999, will result in the payment of significant additional consideration, however, the Company cannot predict the amount of additional consideration that may be payable.

     The Company entered into a $140.0 million secured term loan and revolving credit facility with The CIT Group/Commercial Services, Inc. and NationsBanc Commercial Corporation on September 30, 1997 in connection with the Miss Erika acquisition. The proceeds were used to finance the Miss Erika acquisition and for ongoing working capital requirements of the Company. Pursuant to this credit arrangement, Norton continued to factor its accounts receivable, as well as the accounts receivable of Miss Erika. This credit arrangement was refinanced by the Current Credit Agreement in June 1998.

     On June 18, 1998, a wholly-owned subsidiary of the Company completed the acquisition of Jeri-Jo Knitwear Inc. and Jamie Scott, Inc. (collectively "Jeri-Jo"), acquiring substantially all the assets and assuming substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. The purchase price paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition,
(ii) the assumption of indebtedness of $10.9 million and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and its Common Stock in the event that certain earnings targets are achieved by Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. The Jeri-Jo purchase agreement requires that the Company pay at least 50% of the required contingent payment in cash. The aggregate contingent payment, if any, payable by the Company is equal to the excess of (1) the sum of (A) five times Jeri-Jo's average earnings before interest expense, income taxes, depreciation and amortization, as defined in the Jeri-Jo purchase agreement ("Jeri-Jo EBITDA"), for the two years ending June 30, 2000, plus (B) 0.50 times any such average Jeri-Jo EBITDA between $17.0 million and $20.0 million, plus (C) one times any such average Jeri-Jo EBITDA over $20.0 million, over (2) $55.0 million. Any additional consideration paid for Jeri-Jo will be accounted for as additional purchase price and will be reflected in intangible assets. The Company secured any obligation to pay the cash portion of the contingent payment by delivery of a stand-by letter of credit in the face amount of $30.0 million, which letter of credit may be drawn upon, in whole or in part, in certain circumstances, including in the event of a default under the cash contingent payment obligation, if any. The Company has agreed to cause offers and sales by the holders of any shares of Common Stock issued as a contingent payment to be registered under the Securities Act, including, if requested, in an underwritten offering. The Jeri-Jo purchase agreement provides that in certain events, the sellers under the Jeri-Jo purchase agreement will have the option to accelerate the Company's contingent payment obligation. In such events, the accelerated contingent payment obligation would be payable in cash in an amount equal to the amount by which (i) five times the greater of $17.0 million or an amount equal to Jeri-Jo's annualized EBITDA (as defined in the Jeri-Jo purchase agreement) at the time of such event exceeds (ii) $55.0 million. The Company intends to pay the cash portion of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. Jeri-Jo achieved Jeri-Jo EBITDA for the four month period ended October 31, 1998 which, if sustained, will result in the payment of significant additional consideration, however, the Company cannot predict the amount of additional consideration that may be payable.

     Concurrent with the closing of the Jeri-Jo acquisition on June 18, 1998, the Company entered into the Current Credit Agreement, a $175 million secured revolving credit and letter of credit facility with NationsBanc Commercial Corporation, The CIT Group/Commercial Services, Inc. and Fleet Bank N.A. The facility is being used to finance ongoing working capital requirements of the Company and its subsidiaries. The Current Credit Agreement is a three-year secured revolving credit and letter of credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins below the prime rate or in excess of LIBOR rates. Presently, the interest rate under the Current Credit Agreement is 75 basis points below the prime rate (based upon the current prime rate, the interest rate under the Current Credit Agreement is 7.00% per annum). Available credit under the Current Credit Agreement is as follows: revolving credit advances not to exceed $60.0 million, documentary letters of credit not to exceed $130.0 million and stand-by letters of credit not to exceed $45.0 million (including the $30.0 million stand-by letter of credit to secure the Company's cash contingent payment obligation in connection with the Jeri-Jo acquisition), with aggregate letters of credit not to exceed $160.0 million. Under the Current Credit Agreement, the aggregate credit available to the Company is equal to the lesser of (i) $175.0 million or (ii) the sum of 85% of eligible accounts receivable and 60% of eligible inventory. The Company and its subsidiaries guarantee the Company's obligations under the Current Credit Agreement and have granted a lien on substantially all of their respective assets to secure the obligations under the Current Credit Agreement. The weighted average interest rate on the revolving credit facility was 8.03% for fiscal 1998. The Company continued to factor accounts receivable pursuant to factoring arrangements.

     On June 18, 1998, the Company also sold $125.0 million of 12 1/2% Senior Notes due 2005. The proceeds of the Senior Notes were used to finance the Jeri-Jo acquisition and to refinance then existing indebtedness of the Company and Jeri-Jo. The Company's obligations under the Senior Notes are unsecured and are guaranteed by all of the Company's subsidiaries.

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

     The Company anticipates that in fiscal 1999 it will incur capital expenditures of approximately $4.2 to $4.5 million principally in connection with relocating its warehouse and distribution facility to the southeastern United States and the upgrade of its management information systems, which includes the Company's migration to new financial and warehouse management software packages. See "The Year 2000 Issue" below. The Company expects to finance these capital expenditures from internally generated funds and advances under the Current Credit Agreement. The expenditures required to modify portions of the Company's software so that it will function properly in the year 2000 will not have a material impact on the Company's business, operations, financial condition or cash flow. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

     From time to time, the Company may grant stock options to eligible individuals to purchase Common Stock. The Company believes that the issuance of options rather than current cash compensation enhances future performance by employees as well as aligning the employees' interests with those of the Company's stockholders. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FASB 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Given that the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options FASB 123. Compensation expense relating to these grants in fiscal 1998 and fiscal 1997 would have been approximately $2.2 million and approximately $1.3 million, respectively, had the Company adopted the fair value accounting method of expense recognition under FASB 123.

     The Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $7.5 million of the Company's Common Stock. Shares may be purchased from time to time in the open market and in block transactions. As of January 28, 1999, the Company had purchased a total of 651,000 shares at an aggregate cost of approximately $5.5 million. The Company's ability to repurchase shares of Common Stock is restricted by the Indenture and the Current Credit Agreement.

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

The Year 2000 Issue
-------------------

     The Company is working to evaluate and resolve the potential impact of Year 2000 on its processing of date sensitive information and network systems. The nationwide issue which has arisen given the approach of the year 2000 is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, but not limited to a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company is currently in the process of assessing its exposure to the Year 2000 problem, and has established a comprehensive approach to that exposure. Generally, the Company has Year 2000 exposure in the following areas:
(i) financial and management operating computer systems used to manage the Company's business, and (ii) computer systems used by third parties, in particular, financial institutions, customers and suppliers of the Company.

     The Company has delegated responsibility to a group of executives to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve the Company's goal of a Year 2000 date conversion which would minimize the effect on its customers, and avoid disruption to business operations. The Company is also focusing on hardware and software tools, programming and outside forces that may affect its operations, including its vendors, banks and customers. The Company's analysis of the Year 2000 threat is ongoing and will be continuously updated throughout fiscal 1999, as necessary.

     The Company has taken an inventory of all systems and software in order to identify all business and computer applications, so that it can identify potential compliance problems. The Company has initiated communications with all of its significant customers, suppliers, contractors and major systems developers to determine their plans to remedy any Year 2000 issues that arise in their business. The Company plans to compile a database of information based upon these responses, which is expected to be updated throughout fiscal 1999. To the extent problems are identified, the Company will implement corrective procedures, where necessary, then test the applications for Year 2000 compliance. The Company expects to complete this project prior to December 31, 1999. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and would not have a material adverse effect on the Company's systems.

     Based on preliminary data, the Company estimates that its Year 2000 effort will have a nominal cost impact, although it can make no assurances as to the ultimate cost of the Year 2000 effort or the total cost of information systems. Such costs will be expensed as incurred, except to the extent such costs are incurred for the purchase or lease of capital equipment. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information. The Company expects to make some of the necessary modifications through its ongoing investment in system upgrades. The Company is in the process of updating its purchasing, production and shipping systems to be Year 2000 compliant and will be implementing a new financial software package. The Company anticipates that these systems will be Year 2000 compliant by June 1999. The Company anticipates that it will incur approximately $800,000 in fiscal 1999 in connection therewith.

     If the Company is unsuccessful in completing remediation of non-compliant systems, and if customers or vendors cannot rectify Year 2000 issues, the Company could incur additional costs, which may be substantial, to develop alternative methods of managing its business and replacing non-compliant equipment, and may experience delays in receipts from vendors, shipments to customers, or payments to vendors. The Company has not yet established a contingency plan in the event of non-compliance by its customers and vendors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and weighted-average interest rates by expected maturity dates.

                                                                                Fiscal Year
                                       -----------------------------------------------------------------------------------------
                                          1999        2000        2001         2002         2003     Thereafter       Total
                                          ----        ----        ----         ----         ----     ----------       -----
                                                            (Dollars In Thousands)
Short-term debt:
   Revolving credit                     $3,839           -           -            -            -              -    $  3,839
   Prime rate less 75 basis points        7.25%          -           -            -            -              -        7.25%

Long-term debt:
   $125 million Senior Notes                 -           -           -            -            -       $125,000    $125,000
    Interest rate                        12.50%      12.50%      12.50%       12.50%       12.50%         12.50%      12.50%


     For more information concerning the Company's debt obligations see Notes 4, 10 and 14 to the Company's consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information which is called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 1999 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     Information called for by this Item 11 is incorporated by reference to the information set forth under the headings "Executive Compensation", "Compensation of Directors" and "Employment Agreements" in the Company's 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by this Item 12 is incorporated by reference to the information set forth under the heading "Information Concerning Certain Stockholders" in the Company's 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Election of Directors" and "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

     1. and 2. See "Index to Consolidated Financial Statements, Financial Statement Schedule and Supplementary Data" on page F-1.

     3. The Exhibits which are required to be filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index beginning on page E-1, Exhibits 10.1, 10.1(a), 10.3, 10.4, 10.5, 10.6, 10.7, 10.8,
          10.8(a) and 10.8(b), 10.9, 10.9(a) and 10.9(b), 10.12 and 10.12(a),
          10.13, 10.13(a) and 10.13(b), 10.14, 10.15, 10.43, 10.47, 10.48,
          10.49, 10.50, 10.51, 10.52, 10.58, 10.59 and 10.60 are the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-K.

     (b) There were no Current Reports on Form 8-K filed during the thirteen weeks ended October 31, 1998.

                   Norton McNaughton, Inc. and Subsidiaries
                                 Exhibit Index


Exhibit No.    Description
-----------    -----------

  2.1/x/ Agreement of Purchase and Sale made as of the 29th day of August, 1997 by and among Miss Erika, Inc., a Delaware corporation; Terbem Limited, a British Virgin Islands corporation, Bobst Investment Corp., a British Virgin Islands corporation, TCRI Offshore Partners C.V., a Netherlands Antilles corporation and TCR International Partners L.P., a Delaware limited partnership, Triumph Capital, L.P. II, a Delaware limited partnership, Stuart Bregman, Howard Zwilling, Sidney Goldstein, Christian Baillet, ME Acquisition Corp., a Delaware corporation, and Norton McNaughton, Inc., a Delaware corporation. Schedules to this Agreement have been omitted and the Company shall furnish to the Securities and Exchange Commission a copy of any omitted schedule as supplemental information upon request.

  2.1(a)++ Amendment dated as of September 25, 1997 to Agreement of Purchase and Sale dated as of the 29th day of August, 1997 by and among Miss Erika, Inc.; Terbem Limited, Bobst Investment Corp., TCRI Offshore Partners C.V., and TCR International Partners L.P., Triumph Capital, L.P. II, Stuart Bregman, Howard Zwilling, Sidney Goldstein, Christian Baillet, ME Acquisition Corp., and Norton McNaughton, Inc.

  2.2 Agreement of Purchase and Sale dated as of April 15, 1998 by and among Jeri-Jo Knitwear Inc., Jamie Scott, Inc., the Stockholders of Jamie Scott, Inc., JJ Acquisition Corp. and Norton McNaughton, Inc. (incorporated herein by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed April 22, 1998). Schedules to this Agreement have been omitted and the Company shall furnish to the Securities and Exchange Commission a copy of any omitted schedule as supplemental information upon request.

  2.2(a)++ Amendment No. 1 dated as of May 27, 1998 to Agreement of Purchase and Sale dated as of April 15, 1998 by and among Jeri-Jo Knitwear Inc., Jamie Scott, Inc., the Stockholders of Jamie Scott, Inc., JJ Acquisition Corp. and Norton McNaughton, Inc.

  2.2(b)++ Amendment No. 2 dated as of June 18, 1998 to Agreement of Purchase and Sale dated as of April 15, 1998 by and among Jeri-Jo Knitwear Inc., Jamie Scott, Inc., the Stockholders of Jamie Scott, Inc., JJ Acquisition Corp. and Norton McNaughton, Inc.

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

  4.3 Indenture dated as of June 18, 1998 between Norton McNaughton, Inc., the Subsidiary Guarantors named therein and United States Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed July 2, 1998).

  4.4 Exchange and Registration Rights Agreement dated as of June 18, 1998 among Norton McNaughton, Inc., NatWest Capital Markets Limited and ING Baring (U.S.) Securities, Inc. (incorporated herein by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed July 2, 1998).

                   Norton McNaughton, Inc. and Subsidiaries
                           Exhibit Index (continued)

Exhibit No.    Description
-----------    -----------

  10.1*****    1994 Stock Option Plan.

  10.1 (a) Amended Norton McNaughton, Inc. 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 4,1996).

  10.2**       1994 Employee Stock Purchase Plan.

  10.3/xxxx/   Norton McNaughton, Inc. Executive Stock Option Plan.

  10.4/xxx/    ME Acquisition Corp. Bonus Plan for Senior Executives.

  10.5 Norton McNaughton, Inc. 1998 Long Term Incentive Plan (incorporated herein by reference to the Registrant's Registration Statement on Form S-8 No. 333-60881).

  10.6 Norton McNaughton, Inc. Stock Option Plan for Non-employee Directors (incorporated herein by reference to the Registrant's Registration Statement on Form S-8 No. 333-60881).

  10.7 Norton McNaughton, Inc. Option Bonus Plan for Senior Executives of JJ Acquisition Corp. (incorporated herein by reference to the Registrant's Registration Statement on Form S-8 No. 333-60881).

  10.8**** Amended and Restated Employment Agreement dated as of November 4, 1995 between Sanford Greenberg and Norton McNaughton of Squire, Inc.

  10.8(a)+ Amendment dated September 22, 1997 to Amended and Restated Employment Agreement dated November 4, 1995 between Sanford Greenberg and Norton McNaughton of Squire, Inc.

  10.8(b)++    Agreement dated as of  November 16, 1998 by and between Norton
               McNaughton of Squire, Inc. and Sanford Greenberg.

  10.9**** Amended and Restated Employment Agreement dated as of November 4, 1995 between Norton Sperling and Norton McNaughton of Squire, Inc.

  10.9(a) Separation Agreement between Norton McNaughton of Squire, Inc. and Norton Sperling dated May 3, 1997 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 9, 1997).

  10.9(b)/xx/  Amendment dated November 25, 1997 to Separation Agreement dated
               May 3, 1997 between Norton McNaughton of Squire, Inc. and Norton Sperling.

  10.10 Letter Agreement dated January 31, 1996 terminating Jay Greenberg's Employment Agreement with Norton McNaughton of Squire, Inc. dated as of November 5, 1993 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 3, 1996).

  10.10(a) Consulting Agreement dated January 19, 1996 between Norton McNaughton of Squire, Inc. and Jay Greenberg (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 3, 1996).

                   Norton McNaughton, Inc. and Subsidiaries
                           Exhibit Index (continued)

Exhibit No.    Description
-----------    -----------

 10.10(b) Separation Agreement between Jay Greenberg and Norton McNaughton of Squire, Inc. dated May 2, 1997 (incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report in Form 10-Q for the quarter ended May 3, 1997).

 10.11* Amended and Restated Employment Agreement dated as of November 5, 1993 between Andrew Miller and Norton McNaughton of Squire, Inc.

 10.11(a)+     Separation Agreement between Andrew Miller and Norton McNaughton of Squire, Inc. dated December 17, 1997.

 10.12* Amended and Restated Employment Agreement dated as of November 4, 1993 between Howard Greenberg and Norton McNaughton of Squire, Inc.

 10.12(a)/xx/  Amendment dated October 22, 1997 to the Amended and Restated
               Employment Agreement dated November 4, 1993 between Norton McNaughton of Squire, Inc. and Howard Greenberg.

 10.13*        Employment Agreement dated as of November 4, 1993 between Amanda
               J. Bokman and Norton McNaughton of Squire, Inc.

 10.13(a) Amendment dated April 1, 1995 to Employment Agreement as of November 4, 1993, between Amanda J. Bokman and Norton McNaughton of Squire, Inc. (incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

 10.13(b)/xx/  Amendment dated October 22, 1997 to the Employment Agreement dated November 4, 1993 between Norton McNaughton of Squire, Inc. and Amanda J. Bokman.

 10.14 Employment Agreement dated April 30, 1997 between Norton McNaughton of Squire, Inc. and Peter Boneparth (incorporated herein by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed May 9, 1997).

 10.15++       Employment Agreement dated as of November 11, 1998 between Lynne
               F. Fish and Norton McNaughton of Squire, Inc.

 10.16/x/ Financing Agreement dated as of September 25, 1997 by and among Norton McNaughton, Inc., Norton McNaughton of Squire, Inc., Miss Erika, Inc., the Financial Institutions from time to time party thereto, NationsBanc Commercial Corporation and The CIT Group/Commercial Services, Inc.

 10.16(a) First Amendment dated as of November 21, 1997 to Financing Agreement dated as of September 25, 1997 among Norton McNaughton, Inc., Norton McNaughton of Squire, Inc., Miss Erika, Inc., the Lenders from time to time party thereto, NationsBanc Commercial Corporation, as collateral agent for the Lenders, and The CIT Group/Commercial Services, Inc., as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed July 2, 1998).

                   Norton McNaughton, Inc. and Subsidiaries
                           Exhibit Index (continued)

Exhibit No.    Description
-----------    -----------


  10.16(b) Second Amendment dated as of January 30, 1998 to Financing Agreement dated as of September 25, 1997 among Norton McNaughton, Inc., Norton McNaughton of Squire, Inc., Miss Erika, Inc., the Lenders from time to time party thereto, NationsBanc Commercial Corporation, as collateral agent for the Lenders, and The CIT Group/Commercial Services, Inc., as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed July 2, 1998).

  10.16(c) Third Amendment, dated as of June 12, 1998, to the Financing Agreement, dated as of September 25, 1997, as amended, by and among Norton McNaughton, Inc., Norton McNaughton of Squire, Inc., Miss Erika, Inc., the Lenders from tine to time party thereto, NationsBanc Commercial Corporation and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 2,1998).

  10.16(d) Fourth Amendment dated as of June 18, 1998 to Financing Agreement dated as of September 25, 1997 among Norton McNaughton, Inc., Squire, Miss Erika, the Lenders from time to time party thereto, ., Norton McNaughton of Squire, Inc., Miss Erika, Inc., the Lenders from time to time party thereto, NationsBanc Commercial Corporation, as collateral agent for the Lenders, and The CIT Group/Commercial Services, Inc., as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K filed July 2, 1998).

  10.17 Amended and Restated Financing Agreement dated as of June 18, 1998 among Norton McNaughton, Inc., Norton McNaughton of Squire, Inc., Miss Erika, Inc., Jeri-Jo Knitwear, Inc., the Lenders from time to time party thereto, NationsBanc Commercial Corporation, as collateral agent for the Lenders, The CIT Group/Commercial Services, Inc., as administrative agent for the Lenders, and Fleet Bank N.A., as documentation agent for the Lenders (incorporated herein by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K filed July 2, 1998).

  10.17(a) First Amendment, dated as of August 7, 1998 to the Amended and Restated Financing Agreement, dated as of June 18, 1998 by and among Norton McNaughton, Inc., Norton McNaughton of Squire, Inc., Miss Erika, Inc., Jeri-Jo Knitwear, Inc., the lenders listed on
               Schedule I thereto under the captions "Continuing Lenders" and "Additional Lenders", NationsBanc Commercial Corporation, as collateral agent for the Lenders, The CIT Group/Commercial Services, Inc., as administrative agent for the Lenders, and Fleet Bank N.A., as documentation agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998).

  10.17(b)++   Second Amendment, dated as of January 29, 1999 to the Amended and
               Restated Financing Agreement, dated as of June 18, 1998 by and among Norton McNaughton, Inc., Norton McNaughton of Squire, Inc.,
               Miss Erika, Inc., Jeri-Jo Knitwear, Inc., the lenders party thereto NationsBanc Commercial Corporation, as collateral agent for the lenders, The CIT Group/Commercial Services, Inc., as administrative agent for the lenders, and Fleet Bank N.A., as documentation agent for the lenders.

  10.18/x/ Factoring Agreement entered into between Miss Erika, Inc. and NationsBanc Commercial Corporation dated September 25, 1997.

                   Norton McNaughton, Inc. and Subsidiaries
                           Exhibit Index (continued)

Exhibit No.    Description
-----------    -----------


  10.19/x/ Amended and Restated Factoring Agreement entered into between Norton McNaughton of Squire, Inc. and NationsBanc Commercial Corporation dated September 25, 1997.

  10.20* Pledge Agreement dated as of January 14, 1994 made by Sanford Greenberg in favor of Norton McNaughton of Squire, Inc.

  10.20(a)***  First Amendment to Pledge Agreement dated July 15, 1994, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Sanford Greenberg in favor of Norton McNaughton of Squire, Inc.

  10.20(b) Second Amendment to Pledge Agreement dated March 27, 1995, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Sanford Greenberg in favor of Norton McNaughton of Squire, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

  10.21* Pledge Agreement dated as of January 14, 1994 made by Norton Sperling in favor of Norton McNaughton of Squire, Inc.

  10.22*** First Amendment to Pledge Agreement dated July 15, 1994, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Norton Sperling in favor of Norton McNaughton of Squire, Inc.

  10.22(a) Second Amendment to Pledge Agreement dated March 27, 1995, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Norton Sperling in favor of Norton McNaughton of Squire, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

  10.23* Pledge Agreement dated as of January 14, 1994 made by Jay Greenberg in favor of Norton McNaughton of Squire, Inc.

  10.23(a)***  First Amendment to Pledge Agreement dated July 15, 1994, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Jay Greenberg in favor of Norton McNaughton of Squire, Inc.

  10.23(b) Second Amendment to Pledge Agreement dated March 27, 1995, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Jay Greenberg in favor of Norton McNaughton of Squire, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

  10.24* Pledge Agreement dated as of January 14, 1994 made by Andrew Miller in favor of Norton McNaughton of Squire, Inc.

  10.24(a)***  First Amendment to Pledge Agreement dated July 15, 1994, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Andrew Miller in favor of Norton McNaughton of Squire, Inc.

                   Norton McNaughton, Inc. and Subsidiaries
                           Exhibit Index (continued)

Exhibit No.    Description
-----------    -----------

  10.24(b) Second Amendment to Pledge Agreement dated March 27, 1995, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Andrew Miller in favor of Norton McNaughton of Squire, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

  10.25* Pledge Agreement dated as of January 14, 1994 made by Howard Greenberg in favor of Norton McNaughton of Squire, Inc.

  10.25(a)***  First Amendment to Pledge Agreement dated July 15, 1994, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Howard Greenberg in favor of Norton McNaughton of Squire, Inc.

  10.25(b) Second Amendment to Pledge Agreement dated March 27, 1995, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Howard Greenberg in favor of Norton McNaughton of Squire, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

  10.26* Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Sanford Greenberg dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $920,000.

  10.26(a)***  Second Amended and Restated Non-Negotiable Limited Recourse
               Promissory Note dated July 15, 1994, amending the Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Sanford Greenberg dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $920,000.

  10.26(b) Third Amended and Restated Non-Negotiable Limited Recourse Promissory Note dated March 27, 1995 amending the Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Sanford Greenberg dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $920,000 (incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

  10.27* Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Norton Sperling dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $920,000.

  10.27(a)***  Second Amended and Restated Non-Negotiable Limited Recourse
               Promissory Note dated July 15, 1994, amending the Amended and Restated Non-Negotiable Limited. Recourse Promissory Note of Norton Sperling dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $920,000 (incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

  10.28* Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Jay Greenberg dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $920,000.

  10.28(a)***  Second Amended and Restated Non-Negotiable Limited Recourse
               Promissory Note dated July 15, 1994, amending the Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Jay Greenberg dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $920,000.

                   Norton McNaughton, Inc. and Subsidiaries
                           Exhibit Index (continued)

Exhibit No.    Description
-----------    -----------

 10.28(b) Third Amended and Restated Non-Negotiable Limited Recourse Promissory Note dated March 27, 1995 amending the Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Jay Greenberg dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $920,000 (incorporated herein by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

 10.29* Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Andrew Miller dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $120,000.

 10.29(a)***   Second Amended and Restated Non-Negotiable Limited Recourse
               Promissory Note dated July 15, 1994, amending the Amended and
               Restated Non-Negotiable Limited Recourse Promissory Note of
               Andrew Miller dated as of November 5, 1993 payable to Norton
               McNaughton of Squire, Inc. in the principal amount of $120,000.

 10.29(b) Third Amended and Restated Non-Negotiable Limited Recourse Promissory Note dated March 27, 1995 amending the Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Andrew Miller dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $120,000 (incorporated herein by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

 10.30* Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Howard Greenberg dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $120,000.

 10.30(a)***   Second Amended and Restated Non-Negotiable Limited Recourse
               Promissory Note dated July 15, 1994, amending the Amended and
               Restated Non-Negotiable Limited Recourse Promissory Note of
               Howard Greenberg dated as of November 5, 1993 payable to Norton
               McNaughton of Squire, Inc. in the principal amount of $120,000.

 10.30(b) Third Amended and Restated Non-Negotiable Limited Recourse Promissory Note dated March 27, 1995 amending the Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Howard Greenberg dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $120,000 (incorporated herein by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

 10.31*        Form of Indemnification Agreement with Directors and Executive
               Officers.

 10.32* Agreement dated March 17, 1993 between Norton McNaughton of Squire, Inc. and Toni-Linda Productions, Inc., as amended December 15, 1993.

 10.32(a)****  Amendment dated November 7, 1995 to Agreement dated March 17,
               1993 between Norton McNaughton of Squire, Inc. and Toni-Linda Productions, Inc., now known as Cutting Edge Services, Inc.

 10.33* Sublease Agreement dated January 17, 1994 between Norton McNaughton of Squire, Inc. and Toni-Linda Productions, Inc.

 10.33(a)****  Amendment dated November 7, 1995 to Sublease Agreement dated
               January 17, 1994 between Norton McNaughton of Squire, Inc. and Toni-Linda Productions, Inc., now known as Cutting Edge Services, Inc.

                   Norton McNaughton, Inc. and Subsidiaries
                           Exhibit Index (continued)

Exhibit No.    Description
-----------    -----------

 10.34* Limited Guaranty dated December 30, 1993 made by Norton McNaughton of Squire, Inc. in favor of Braun Management, Inc.

 10.34(a)****  Amendment dated November 7, 1995 to Limited Guaranty dated
               December 30, 1993 made by Norton McNaughton of Squire, Inc. in favor of Braun Management, Inc.

 10.35* Agreement dated January 7, 1993 between Norton McNaughton of Squire, Inc. and Railroad Enterprises, Inc.

 10.36 6.00% Promissory Note of Railroad Enterprises, Inc. dated May 1, 1996 payable to Norton McNaughton of Squire, Inc., in the principal amount of $300,000 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 4, 1996).

 10.37* Guaranty dated May 19, 1992 made by Norton McNaughton of Squire, Inc. in favor of 5 Empire Boulevard Associates.

 10.38* Agreement dated February 1, 1993 between Norton McNaughton of Squire, Inc. and May Company.

 10.39* Lease Agreement dated December 7, 1993 between Gettinger Associates and Norton McNaughton of Squire, Inc.

 10.40* Lease Agreement dated October 4, 1991 between 1400 Broadway Associates and McNaughton Affiliates, Inc.

 10.41* Lease Agreement dated April 30, 1993 between The Arsenal Company and Norton McNaughton of Squire, Inc.

 10.42 Lease Agreement dated February 1, 1995 between Norton McNaughton of Squire, Inc. and The Arsenal Company (incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 3, 1995).

 10.42(a) Cancellation Agreement between The Arsenal Company, LLC and Norton McNaughton of Squire, Inc. dated April 30, 1997 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 3, 1997).

 10.43****     Split Dollar Agreement dated March 8, 1994 between Norton
               McNaughton, Inc. and Northwestern Mutual Life Insurance Company for Sanford Greenberg.

 10.44****     Split Dollar Agreement dated March 8, 1994 between Norton
               McNaughton, Inc. and Northwestern Mutual Life Insurance Company for Norton Sperling.

 10.45****     Split Dollar Agreement dated March 8, 1994 between Norton
               McNaughton, Inc. and Northwestern Mutual Life Insurance Company for Jay Greenberg.

 10.46 5.96% Non-Negotiable Promissory Note between Jay Greenberg and Norton McNaughton of Squire, Inc. dated December 1, 1996 in the principal amount of $50,000 (incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 1, 1997).

 10.47/xxx/    Employment Agreement dated August 29, 1997 between ME Acquisition
               Corp. and Stuart Bregman.

                   Norton McNaughton, Inc. and Subsidiaries
                           Exhibit Index (continued)

Exhibit No.    Description
-----------    -----------

 10.48/xxx/    Employment Agreement dated August 29, 1997 between ME Acquisition
               Corp. and Howard Zwilling.

 10.49/xxx/    Employment Agreement dated August 29, 1997 between ME Acquisition
               Corp. and Roberta Ciacci.

 10.50/xxx/    Employment Agreement dated August 29, 1997 between ME Acquisition
               Corp. and Samuel Glaser.

 10.51/xxx/    Employment Agreement dated August 29, 1997 between ME Acquisition
               Corp. and Elizabeth Moser.

 10.52/xxx/    Employment Agreement dated August 29, 1997 between ME Acquisition
               Corp. and Kenny Tse.

 10.53+ Agency Agreement dated October 9, 1997 between The Ozer Group LLC and Norty's, Inc.

 10.54+ Consulting Agreement dated November 7, 1997 between DJM Asset Management, Inc. and Norton McNaughton of Squire, Inc.

 10.55+ Lease Agreement dated December 16, 1993 between Gettinger Associates, LP and Miss Erika, Inc.

 10.56+ Lease Agreement dated April 1, 1975 between Empire Carpet Corporation and Miss Erika, Inc.

 10.56(a)+     Amendment dated January 17, 1978 to Lease Agreement dated April
               1, 1975 between Empire Carpet Corporation and Miss Erika, Inc.

 10.56(b)+     Second Amendment dated February 17, 1981 to Lease Agreement dated
               April 1, 1975 between Empire Carpet Corporation and Miss Erika,
               Inc.

 10.56(c)+     Third Amendment dated March 5, 1982 to Lease Agreement dated
               April 1, 1975 between Empire Carpet Corporation and Miss Erika,
               Inc.

 10.56(d)+     Fourth Amendment dated August 15, 1983 to Lease Agreement dated
               April 1, 1975 between Empire Carpet Corporation and Miss Erika,
               Inc.

 10.56(e)+     Lease Modification and Extension Agreement dated January 24, 1985 between Teterboro Associates and Miss Erika, Inc. to Lease
               Agreement dated April 1, 1975.

 10.56(f)+     Amendment to Lease dated August 8, 1985 to Lease Modification and
               Extension Agreement dated January 24, 1985 between Teterboro
               Associates and Miss Erika, Inc.

 10.56(g)+     Second Lease Modification and Extension Agreement dated December
               18, 1986 to the Amended Lease Modification and Extension
               Agreement dated August 8, 1985 between Teterboro Associates and
               Miss Erika, Inc.

 10.56(h)+     Third Lease Modification and Extension Agreement dated January
               18, 1989 to the Amended Lease Modification and Extension
               Agreement dated August 8, 1985 between Teterboro Associates and
               Miss Erika, Inc.

                   Norton McNaughton, Inc. and Subsidiaries
                           Exhibit Index (continued)

Exhibit No.    Description
-----------    -----------

  10.56(i)+    Fourth Lease Modification and Extension Agreement dated June,
               1991 to the Amended Lease Modification and Extension Agreement dated August 8, 1985 between Teterboro Associates and Miss Erika,
               Inc.

  10.56(j)+    Fifth Lease Modification and Extension Agreement dated May 30,
               1995 to the Amended Lease Modification and Extension Agreement dated August 8, 1985 between Teterboro Associates and Miss Erika,
               Inc.

  10.56(k)+    Sixth Lease Modification and Extension Agreement dated March 5,
               1997 to the Amended Lease Modification and Extension Agreement dated August 8, 1985 between Teterboro Associates and Miss Erika,
               Inc.

  10.57 Guaranty dated as of April 15, 1998 made by Norton McNaughton, Inc. in favor of Jeri-Jo Knitwear Inc., Jamie Scott, Inc., Susan Schneider, Leslie Schneider and Scott Schneider (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed April 22, 1998).

  10.58 Form of Employment Agreement between JJ Acquisition Corp. and Susan Schneider (incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed April 22, 1998).

  10.59 Form of Employment Agreement between JJ Acquisition Corp. and Leslie Schneider (incorporated herein by reference to Exhibit
               10.2 to Registrant's Current Report on Form 8-K filed April 22,
               1998).

  10.60 Form of Employment Agreement between JJ Acquisition Corp. and Scott Schneider (incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed April 22, 1998).

  10.61 Lease dated June 18, 1998 between 80 Carter Drive Associates and Jeri-Jo Knitwear, Inc. (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed July 2, 1998).

  10.62        Guaranty of Lease dated June 18, 1998 by Norton McNaughton, Inc.
               in favor of 80 Carter Drive Associates (incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed July 2, 1998).

  10.63 Lease dated June 1, 1998 by and between Gettinger Associates and Jeri-Jo Knitwear, Inc. (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K/A filed August 6, 1998).

  21++         List of Registrant's Subsidiaries.

  23++         Consent of Ernst & Young LLP.

  27++         Financial Data Schedule (For SEC use only).

  99 Press Release dated April 22, 1998 (incorporated herein by reference to Exhibit 99 to the Registrant's Current Report on Form 8-K filed April 22, 1998).

  99(a) Press Release dated May 28, 1998 (incorporated herein by reference to Exhibit 99 to the Registrant's Current Report on Form 8-K filed May 28, 1998).

                   Norton McNaughton, Inc. and Subsidiaries
                           Exhibit Index (continued)

Exhibit No.    Description
-----------    -----------

  99(b) Press Release dated June 18, 1998 (incorporated herein by reference to Exhibit 99 to the Registrant's Current Report on Form 8-K filed June 22, 1998).

  99(c) Press Release dated June 18, 1998 (incorporated herein by reference to Exhibit 99 to the Registrant's Current Report on Form 8-K filed July 2, 1998).

________________

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

***** Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 No. 33-92252.

/x/ Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed October 15, 1997.

/xx/ Incorporated herein by reference to the Registrant's Current Report on Form 8-K/A filed December 15, 1997.

/xxx/ Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 No. 333-39049.

/xxxx/ Incorporated herein by reference to the Registrant's Registration
       Statement on Form S-8 No. 333-29195.

+ Incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the period ended November 1, 1997.

++     Filed herewith.


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


Date:  January 28, 1999             NORTON MCNAUGHTON, INC.
                                         (Registrant)


                                 By:  /s/ Sanford Greenberg
                                     ------------------------------
                                 Sanford Greenberg, Chairman of the Board,
                                 Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 28, 1999.

     Signature                   Title

/s/ Sanford Greenberg            Chairman of the Board, Chief Executive Officer
-------------------------
(Sanford Greenberg)              and Director

/s/ Peter Boneparth              President, Chief Operating Officer and Director
-------------------------
(Peter Boneparth)

/s/ Amanda J. Bokman             Vice President, Chief Financial Officer,
-------------------------
(Amanda J. Bokman)               Secretary, Treasurer and Director (principal
                                 financial and accounting officer)

/s/ David M. Blumberg            Director
-------------------------
(David M. Blumberg)

/s/ Stuart Bregman               Director
-------------------------
(Stuart Bregman)

/s/ Bradley P. Cost              Director
-------------------------
(Bradley P. Cost)

/s/ Jerald Politzer              Director
-------------------------
(Jerald Politzer)

                   NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND
                              SUPPLEMENTARY DATA


                                                                             Page
                                                                             ----
Financial Statements:

     Report of Independent Auditors                                          F-2

     Consolidated Balance Sheets at October 31, 1998 and November 1, 1997    F-3

     Consolidated Statements of Operations for Each of the Three Years
     in the Period Ended October 31, 1998                                    F-4

     Consolidated Statements of Stockholders' Equity for Each of the
     Three Years in the Period Ended October 31, 1998                        F-5

     Consolidated Statements of Cash Flows for Each of the Three Years
     in the Period Ended October 31, 1998                                    F-6

     Notes to Consolidated Financial Statements                              F-7


Financial Statement Schedule:

     II - "Valuation and Qualifying Accounts"                                F-23


Note:  Schedules other than that referred to above have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.


Supplementary Data:

     Quarterly Financial Data (Unaudited)                                    F-24

                        REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Norton McNaughton, Inc.

We have audited the accompanying consolidated balance sheets of Norton McNaughton, Inc. and Subsidiaries (the "Company") as of October 31, 1998 and November 1, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at October 31, 1998 and November 1, 1997 and the consolidated results of their operations, changes in their stockholders' equity and their cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                                ERNST & YOUNG LLP

New York, New York
December 21, 1998

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                       October 31,              November 1,
                                                                                           1998                     1997
                                                                                       ----------------------------------------
                                                                                                 (Dollars in Thousands)
ASSETS
Current assets:
  Cash                                                                                    $    205                   $    529
  Due from factor                                                                           85,998                     64,644
  Inventory                                                                                 47,386                     28,590
  Income taxes receivable and current deferred taxes                                         2,522                      3,201
  Prepaid expenses and other current assets                                                  1,273                      5,227
                                                                                          --------                   --------
Total current assets                                                                       137,384                    102,191

Fixed assets, net                                                                            8,261                      5,899

Notes receivable from management stockholders                                                2,471                      2,655

Intangible assets, net                                                                      43,464                      3,853

Deferred financing costs                                                                     6,348                      2,481

Other assets                                                                                 3,661                      1,683
                                                                                          --------                   --------

Total assets                                                                              $201,589                   $118,762
                                                                                          ========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                        $ 15,932                   $ 10,420
  Revolving credit loan                                                                      3,839                     44,473
  Term loan payable                                                                              -                      3,000
  Accrued expenses and other current liabilities                                            13,629                      4,986
                                                                                          --------                   --------
Total current liabilities                                                                   33,400                     62,879

12 1/2% Senior Notes due 2005                                                              125,000                          -
Term loan payable                                                                                -                     12,000
Other long-term liabilities                                                                  1,719                      1,720
                                                                                          --------                   --------
Total liabilities                                                                          160,119                     76,599

Commitments and contingencies

Stockholders' equity:

Common stock, $0.01 par value, authorized 20,000,000 shares, 8,065,429 and 8,060,640 shares issued, respectively, and 7,414,429 and 7,409,640
 shares outstanding, respectively                                                               81                         81

Capital in excess of par                                                                    23,923                     23,903

Retained earnings                                                                           23,001                     23,714

Treasury stock, at cost, 651,000 shares                                                     (5,535)                    (5,535)
                                                                                          --------                   --------

Total stockholders' equity                                                                  41,470                     42,163
                                                                                          --------                   --------
Total liabilities and stockholders' equity                                                $201,589                   $118,762
                                                                                          ========                   ========

See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)



                                                                                        YEAR ENDED
                                                              -----------------------------------------------------------
                                                                   OCTOBER 31,         NOVEMBER 1,         NOVEMBER 2,
                                                                       1998                1997                1996
                                                              -----------------------------------------------------------
Net sales                                                                $344,604            $218,782            $220,823
Cost of goods sold                                                        273,703             179,556             176,063
                                                                         --------            --------            --------
Gross profit                                                               70,901              39,226              44,760
Selling, general and administrative expenses                               54,965              44,015              39,317
Depreciation and amortization                                               2,370                 984                 662
                                                                         --------            --------            --------
Income (loss) from operations                                              13,566              (5,773)              4,781
Interest expense and amortization of deferred financing costs              11,788               2,500               2,294
Other income, net                                                            (165)               (168)               (164)
                                                                         --------            --------            --------
Income (loss) before provision (benefit) for income taxes and
extraordinary item                                                          1,943              (8,105)              2,651
Provision (benefit) for income taxes                                        1,495              (3,400)              1,127
                                                                         --------            --------            --------
Income (loss) before extraordinary item                                       448              (4,705)              1,524
Extraordinary item, net of $840 tax benefit                                (1,161)                  -                   -
                                                                         --------            --------            --------
Net income (loss)                                                        $   (713)           $ (4,705)           $  1,524
                                                                         ========            ========            ========

BASIC EARNINGS PER SHARE:
Income (loss) before extraordinary item                                  $   0.06            $  (0.63)           $   0.20
Extraordinary item                                                          (0.16)                  -                   -
                                                                         --------            --------            --------
Net income (loss)                                                        $  (0.10)           $  (0.63)           $   0.20
                                                                         ========            ========            ========
Weighted average number of common shares outstanding                        7,413               7,488               7,767
                                                                         ========            ========            ========
DILUTED EARNINGS PER SHARE:
Income (loss) before extraordinary item                                  $   0.06            $  (0.63)           $   0.20
Extraordinary item                                                          (0.16)                  -                   -
                                                                         --------            --------            --------
Net income (loss)                                                        $  (0.10)           $  (0.63)           $   0.20
                                                                         ========            ========            ========
Weighted average number of common shares outstanding assuming
 dilution                                                                   7,432               7,488               7,781
                                                                         ========            ========            ========

See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      YEARS ENDED OCTOBER 31, 1998, NOVEMBER 1, 1997, AND NOVEMBER 2, 1996



                                                     COMMON STOCK       CAPITAL IN        RETAINED      TREASURY
                                                 -------------------
                                                  SHARES      AMOUNT   EXCESS OF PAR      EARNINGS        STOCK    TOTAL
                                                 ------------------------------------------------------------------------
                                                                         (In Thousands)
Balance at November 4, 1995                         8,047   $   80      $  23,820         $ 26,895    $  (326)   $ 50,469

     Net income for the year                            -        -              -            1,524          -       1,524

     Treasury stock acquired, 396,000
     shares, at cost                                    -        -              -                -     (3,752)     (3,752)

     Issuance of common stock through
     stock purchase plan                                6        -             45                -          -          45
                                                 --------   ------      ---------         --------   --------    --------

Balance at November 2, 1996                         8,053       80         23,865           28,419     (4,078)     48,286

     Net loss for the year                              -        -              -           (4,705)         -      (4,705)

     Treasury stock acquired, 235,000
     shares, at cost                                    -        -              -                -     (1,457)     (1,457)

     Issuance of common stock through
     stock purchase plan                                8        1             38                -          -          39
                                                 --------   ------      ---------         --------   --------    --------

Balance at November 1, 1997                         8,061       81         23,903           23,714     (5,535)     42,163

     Net loss for the year                              -        -              -             (713)         -        (713)

     Issuance of common stock
     through stock purchase plan                        4        -             20                -          -          20
                                                 --------   ------      ---------         --------   --------    --------

Balance at October 31, 1998                         8,065      $81        $23,923         $ 23,001   $ (5,535)   $ 41,470
                                                 ========   ======      =========         ========   ========    ========

See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)



                                                                                           YEAR ENDED
                                                                   ---------------------------------------------------
                                                                     OCTOBER 31,          NOVEMBER 1,      NOVEMBER 2,
                                                                         1998                1997             1996
                                                                   ---------------------------------------------------
Net income (loss)                                                       $   (713)          $ (4,705)          $  1,524

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

Depreciation and amortization of fixed assets                              1,415                931                628
Write-off of fixed assets                                                      -                627                  -
Amortization of intangibles assets and deferred financing costs            1,953                131                 34

Changes in operating assets and liabilities:
   Due from factor                                                        (9,671)           (19,014)             5,016
   Inventory                                                                 (11)             4,084              9,577
   Income taxes receivable and current deferred taxes                        679             (3,102)               291
   Prepaid expenses and other current assets                               4,265                (73)            (1,111)
   Other assets                                                           (1,938)            (2,205)              (295)
   Accounts payable                                                          987             (2,598)           (10,305)
   Accrued expenses and other current liabilities                          5,587               (736)              (134)
   Other long-term liabilities                                                (1)               170                207
                                                                        --------           --------           --------
Net cash provided by (used for) operating activities                       2,552            (26,490)             5,432
                                                                        --------           --------           --------
INVESTING ACTIVITIES
Purchase of fixed assets                                                  (2,430)            (1,571)            (1,841)
Purchase of net assets of Miss Erika, net of cash of $70                       -            (24,553)                 -
Purchase of net assets of Jeri-Jo, net of cash of $1,312                 (54,253)                 -                  -
Notes receivable from management stockholders                                184                  -                  5
                                                                        --------           --------           --------
Net cash used for investing activities                                   (56,499)           (26,124)            (1,836)
                                                                        --------           --------           --------
FINANCING ACTIVITIES

Purchase of treasury stock                                                     -             (1,457)            (3,752)
Net advances (repayments) under revolving credit agreements              (40,634)            44,287                  -
Repayment of acquired company's debt                                     (10,900)            (2,500)                 -
Issuance of 12 1/2% Senior Notes due 2005                                125,000                  -                  -
Deferred financing costs                                                  (4,863)            (2,559)                 -
Proceeds from issuance of common stock, net                                   20                 39                 45
Proceeds from (repayment of) term loan                                   (15,000)            15,000                  -
                                                                        --------           --------           --------
Net cash provided by (used for) financing activities                      53,623             52,810             (3,707)
                                                                        --------           --------           --------

(Decrease) increase in cash                                                 (324)               196               (111)
Cash at beginning of year                                                    529                333                444
                                                                        --------           --------           --------
Cash at end of year                                                     $    205           $    529           $    333
                                                                        ========           ========           ========

SUPPLEMENTAL DISCLOSURES
Income taxes paid                                                       $    400           $    361           $    529
Interest paid                                                           $  5,346           $  1,999           $  2,272

   See accompanying notes.

                    NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

     Norton McNaughton, Inc. (the "Company") was incorporated in Delaware on December 30, 1993.

     The consolidated financial statements include the accounts of Norton McNaughton, Inc. and its wholly-owned subsidiaries. All material balances and transactions have been eliminated in consolidation. Data for the fiscal year ended November 1, 1997 reflects the acquisition of Miss Erika, Inc. ("Miss Erika") on September 30, 1997. Data for the fiscal year ended October 31, 1998 reflects the acquisition of Jeri-Jo Knitwear, Inc. ("Jeri-Jo") on June 18, 1998.

PRINCIPAL BUSINESS ACTIVITY

     Through its wholly-owned subsidiaries, the Company designs, sources and distributes a broad line of brand name, moderately-priced women's and juniors' career and casual clothing. The Company's customer base consists principally of department stores, national chains, mass merchandisers and specialty retailers located in the United States.

FISCAL YEAR

     The Company operates on a 52-53 week accounting period. The Company's fiscal year ends on October 31, if such date falls on a Saturday, or the first Saturday following October 31. Data for each of the fiscal years ended October 31, 1998, November 1, 1997, and November 2, 1996 includes the results of operations for 52 weeks.

INVENTORY

     Inventory is stated at the lower of cost (first-in, first-out) or market.

FIXED ASSETS

     Fixed assets are stated at cost. Depreciation of fixed assets is provided for by the straight-line method over the estimated useful lives of the assets ranging from three to seven years for financial reporting purposes and by accelerated methods for income tax purposes. Leasehold improvements are amortized using the straight-line method over the term of the related lease.

DEFERRED FINANCING COSTS

     Deferred financing costs were incurred in fiscal 1997 in connection with the Company's credit facility. Such financing costs were amortized on a straight-line basis over the three-year term of the related credit facility. The balance of such costs were written off when the facility was repaid.

     Deferred financing costs were incurred in fiscal 1998 in connection with obtaining the Company's current revolving credit agreement and the Company's issuance of 12 1/2% Senior Notes due 2005 (the "Senior Notes"). Such deferred financing costs are being amortized on a straight-line basis over the three-year term of the current financing agreement and over the seven-year term of the Senior Notes. See Note 10.

REVENUE RECOGNITION

     Revenues are recorded at the time of shipment of merchandise. The Company establishes reserves for sales discounts, returns and allowances. Sales discounts represent customary trade discounts which may be negotiated with the Company's customers as a payment term of the sale. Sales allowances represent sales rebates which may be granted to customers and other miscellaneous deductions from accounts receivable. The Company records sales discounts granted as a reduction of sales at the time of shipment. Sales returns and allowances are reserved for as a reduction of sales based upon estimated future returns and allowances related to current sales.

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

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". In the first quarter of fiscal 1998, the Company changed the method previously used to compute earnings per share and has restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period and the effect of dilutive options outstanding during the period using the treasury stock method. For fiscal 1998 and fiscal 1996, the dilutive effect of options outstanding during the period using the treasury stock method was approximately 19,000 shares and 14,000 shares, respectively. For fiscal 1997, options outstanding during the period using the treasury stock method were excluded from the net loss per share computation of diluted earnings per share because they were antidilutive.

CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, cash and cash equivalents include all liquid debt instruments with a maturity of three months or less when purchased.

CREDIT RISK

     The Company sells its accounts receivable to a factor. At October 31, 1998, the amount due from factor was $86.0 million. Other financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments with high quality financial institutions and limits the amount of credit exposure at any one financial institution.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

ACCOUNTING FOR STOCK OPTIONS

     The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. See Note 13 for pro forma disclosures required by SFAS No. 123.

SFAS 130, "REPORTING COMPREHENSIVE INCOME" AND SFAS 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION"

     The Financial Accounting Standards Board issued SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company will adopt this statement for fiscal 1999 and such adoption is not expected to have a material effect on the financial statements.

                   NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SFAS 130, "REPORTING COMPREHENSIVE INCOME" AND SFAS 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" (CONTINUED)

     The Financial Accounting Standards Board issued SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997. This statement changes the way that companies report information about operating segments in financial statements. The Company has not yet determined the impact of SFAS No. 131 on disclosures in its financial statements.

1.   ACQUISITIONS

Miss Erika
----------

     On September 30, 1997, a wholly-owned subsidiary of the Company completed the acquisition of substantially all the assets and the assumption of substantially all the liabilities of Miss Erika, a privately-held manufacturer of women's moderately-priced apparel. The purchase price of Miss Erika consisted of $24.0 million in cash paid at the closing, the assumption of $2.5 million of indebtedness and certain other contractual obligations. In addition, the Company has agreed to pay an additional contingent payment in cash and/or Common Stock in the event that certain earnings targets are achieved by Miss Erika for the two fiscal years ending November 6, 1999. The aggregate contingent payment, if any, payable by the Company is equal to the amount by which four times the average of Miss Erika's earnings before interest expense, income taxes, depreciation and amortization, as defined in the Miss Erika purchase agreement ("Miss Erika EBITDA"), for the two fiscal years ending November 6, 1999, exceeds $24.0 million. Any additional consideration paid for Miss Erika will be accounted for as additional purchase price and will be reflected in intangible assets. At the Company's discretion, the Company may, subject to a maximum number of shares, pay all or any portion of the contingent payment in shares of Common Stock. The Miss Erika purchase agreement limits the number of shares of Common Stock payable by the Company to a number of shares which, after giving effect to their issuance, does not exceed 12% of the aggregate number of outstanding shares of Common Stock at the time of payment. The Company has agreed to cause any shares of Common Stock issued as a contingent payment to be registered under the Securities Act. The Company intends to pay the cash portion, if any, of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. Miss Erika achieved Miss Erika EBITDA during fiscal 1998 which, if sustained in fiscal 1999, will result in the payment of significant additional consideration, however, the Company cannot predict the amount of additional consideration that may be payable.

Jeri-Jo
-------

     On June 18, 1998, a wholly-owned subsidiary of the Company completed the acquisition of Jeri-Jo Knitwear Inc. and Jamie Scott, Inc. (collectively "Jeri-Jo"), acquiring substantially all the assets and assuming substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. The purchase price paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition,
(ii) the assumption of indebtedness of $10.9 million and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and its Common Stock in the event that certain earnings targets are achieved by Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. The Jeri-Jo purchase agreement requires that the Company pay at least 50% of the required contingent payment in cash. The aggregate contingent payment, if any, payable by the Company is equal to the excess of (1) the sum of (A) five times Jeri-Jo's average earnings before interest expense, income taxes, depreciation and amortization, as defined in the Jeri-Jo purchase agreement ("Jeri-Jo EBITDA"), for the two years ending June 30, 2000, plus (B) 0.50 times any such average Jeri-Jo EBITDA between $17.0 million and $20.0 million, plus (C) one times any such average Jeri-Jo EBITDA over $20.0 million, over (2) $55.0 million. Any additional consideration paid for Jeri-Jo will be accounted for as additional purchase price and will be reflected in intangible assets. The Company has secured any obligation to pay the cash portion of the contingent payment by delivery of a stand-by letter of credit in the face amount of $30.0 million, which letter of credit may be drawn upon, in whole or in part, in certain circumstances, including in the event of a default under the cash contingent payment obligation, if any. The Company has agreed to cause offers and sales by the holders of any shares of Common Stock issued as a contingent payment to be registered under the Securities Act, including, if requested, in an underwritten offering. The Jeri-Jo purchase agreement provides that in certain events, the sellers under the Jeri-Jo purchase agreement will have the option to accelerate the Company's contingent payment obligation. In such events, the accelerated contingent payment obligation would be payable in cash in an amount equal to the amount by which (i) five times the greater of $17.0 million or an amount equal to Jeri-Jo's annualized EBITDA (as defined in the Jeri-Jo purchase agreement) at the time of such event exceeds (ii) $55.0 million. The Company intends to pay the cash portion of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. Jeri-Jo achieved Jeri-Jo EBITDA for the four month period ended October 31, 1998 which, if sustained, will result in the payment of a significant additional consideration, however, the Company cannot predict the amount of additional consideration that may be payable.

                   NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   ACQUISITIONS (CONTINUED)


     The acquisitions were accounted for as purchases, and Miss Erika's and Jeri-Jo's results are included in the consolidated statements of operations beginning September 30, 1997 and June 18, 1998, respectively. The unaudited pro forma consolidated results of operations for the years ended October 31, 1998 and November 1, 1997, assuming consummation of the acquisitions and related financings at the beginning of the respective periods are as follows:

                                                     Fiscal Year                                    Fiscal Year
                                               Ended October 31, 1998                         Ended November 1, 1997
                                            ----------------------------                   ---------------------------
                                             As reported      Pro forma                    As reported      Pro forma
                                                             (unaudited)                                   (unaudited)
                                            ------------     -----------                   -----------     -----------
                                                    (In thousands, except per share amounts)

Net sales                                       $344,604        $394,839                      $218,782        $404,710
Income (loss) from operations                   $ 13,566        $ 21,316                      $ (5,773)       $ 13,751
Depreciation and amortization                   $  2,370        $  3,751                      $    984        $  3,778
Income before extraordinary item                $    448        $    881                      $ (4,705)       $ (2,337)
Net income (loss)                               $   (713)       $   (280)                     $ (4,705)       $ (2,337)
Net income (loss) per share:
 Basic                                          $  (0.10)       $  (0.04)                     $  (0.63)       $  (0.31)
 Diluted                                        $  (0.10)       $  (0.04)                     $  (0.63)       $  (0.31)

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

3.   SALES TO MAJOR CUSTOMERS

     For the years ended October 31, 1998, November 1, 1997 and November 2, 1996, net sales made to three customers were approximately 17%, 16% and 15%, approximately 11%, 29% and 17%, and approximately 12%, 34% and 20%, respectively.

4.   DUE FROM FACTOR

     The Company sells its accounts receivable to a factor without recourse, up to a maximum established by the factor for each customer. Receivables sold in excess of these limitations are subject to recourse in the event of nonpayment by the customer. The factor receives a commission for all purchased accounts receivable which is calculated as 0.3% of the net amount of gross sales less sales discounts. Factor commissions for the fiscal years ended October 31, 1998, November 1, 1997 and November 2, 1996 were approximately $1.3 million, $1.0 million and $1.0 million, respectively.

     In connection with the acquisitions of Jeri-Jo and Miss Erika, the Company transferred outstanding accounts receivable on the dates of purchase to the Company's factor with recourse. The Company did not receive any cash from the factor at the time of transfer, but received cash as the receivables were collected. At October 31, 1998, the amount due from factor of $86.0 million did not include any accounts receivable with recourse.

     Prior to September 30, 1997, the Company's working capital requirements were funded by borrowings pursuant to its factoring agreement. Thereunder, the Company was able to borrow up to 90% of the net balance due on eligible accounts receivable, up to $10.0 million of additional advances and up to $20.0 million in letter of credit financing. Interest on factor advances was payable monthly at 0.75% below the NationsBank of Georgia, N.A. prime rate (the "Nations Prime Rate") for amounts advanced which were less than the purchase price of eligible accounts receivable, and 1.25% above the Nations Prime Rate for amounts advanced in excess of the purchase price of eligible accounts receivable.

                   NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   INVENTORIES

     Inventories consist of the following:


                                     October 31,                November 1,
                                       1998                         1997
                                  --------------------------------------------
                                                (In Thousands)
     Raw materials                    $ 3,733                      $ 2,979
     Work-in-process                    1,158                        2,258
     Finished goods                    42,495                       23,353
                                      -------                      -------
                                      $47,386                      $28,590
                                      =======                      =======

6.   FIXED ASSETS

     Fixed assets are summarized as follows:


                                          October 31,              November 1,
                                            1998                      1997
                                       -----------------------------------------
                                                      (In Thousands)
     Machinery and equipment               $ 1,312                      $  872
     Furniture and fixtures                    963                         448
     Computer equipment                      5,955                       4,032
     Leasehold improvements                  3,762                       2,863
                                           -------                      ------
       Total                                11,992                       8,215
     Less accumulated depreciation
         and amortization                    3,731                       2,316
                                           -------                      ------
                                           $ 8,261                      $5,899
                                           =======                      ======

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

     In the event of any sale or transfer of shares of Common Stock by any of the management stockholders, such person is required to make a principal repayment of his loan from the Company in an amount equal to the product of (i) the percentage representing the number of shares sold by such person to the base amount set forth in the promissory note, and (ii) the outstanding balance of the notes as of the date of the promissory note. No other principal payments are required under the loans except for the payment at maturity. The loans mature on November 5, 2003 at which time full payment is to be made by the management stockholders for the balance of their respective loans. As of the end of the fourth quarter of fiscal 1998, all necessary payments had been made under the terms of the loans by the management stockholders.

     As of October 31, 1998, the fair market value of the Company's Common Stock held by such persons was $7,780,918 and the fair market value of the stock pledged by the management stockholders as security for the loans was $2,906,362. The aggregate principal balance of all loans to management stockholders was $2,470,862. The loan balance set forth above reflects the required principal payments of $529,138 resulting from sales of Common Stock by management stockholders. Interest income relating to these loans for the years ended October 31, 1998, November 1, 1997 and November 2, 1996 amounted to approximately $147,000, $155,000 and $155,000, respectively.

                   NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.   INTANGIBLE ASSETS

     Intangible assets consist of the following:


                                       October 31,                 November 1,
                                          1998                         1997
                                     -------------------------------------------
                                                    (In Thousands)

     Tradenames and trademarks          $17,500                        $3,872
     Goodwill                            26,918                             -
                                        -------                        ------
                                         44,418                         3,872
     Less accumulated amortization          954                            19
                                        -------                        ------
                                        $43,464                        $3,853
                                        =======                        ======

     The Company has recently completed the valuations and analysis necessary to finalize the Miss Erika and Jeri-Jo purchase price allocations. Accordingly, the Company has allocated certain amounts previously recorded as goodwill to tradenames and trademarks.


9.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:


                                                October 31,         November 1,
                                                   1998                1997
                                             -----------------------------------
                                                            (In Thousands)

     Interest on $125.0 million 12  1/2%
       Senior Notes                              $ 5,773              $    -
     Reserve for litigation                        2,500                   -
     Contractual bonuses payable                   2,325               1,513
     Profit sharing contribution payable             720                 578
     Accrual for closure of retail                     -                 600
     outlet stores
     Other accrued expenses and current
       liabilities                                 2,311               2,295
                                                 -------              ------
                                                 $13,629              $4,986
                                                 =======              ======

10.  FINANCING ARRANGEMENTS AND EXTRAORDINARY ITEM

     In connection with the Miss Erika acquisition, on September 30, 1997 the Company entered into a $140 million secured term loan and revolving credit facility with NationsBanc Commercial Corporation and The CIT Group/Commercial Services, Inc. (the "Prior Credit Agreement"). The proceeds were used to finance the acquisition and for ongoing working capital requirements of the Company and its subsidiaries. The Prior Credit Agreement provided for a $15 million term loan and $125 million revolving credit and letter of credit facility, and had an initial expiration date of October 2, 2000. Prior thereto, the Company's working capital requirements were funded by borrowings pursuant to its factoring agreement (see Note 4).

     The Prior Credit Agreement provided for interest to be paid monthly in arrears on revolving credit loan balances at an annual rate equal to the prime rate at NationsBank, N.A. less 0.25%. Interest on the term loan was at an annual rate equal to the prime rate at NationsBank, N.A. plus 0.25% and required monthly principal payments of $250,000 on the first day of each month and a final installment of $6,250,000 on October 2, 2000. The weighted average interest rates on the term loan and the revolving credit facility were 8.75% and 7.70%, respectively, for fiscal 1997.

                   NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  FINANCING ARRANGEMENTS AND EXTRAORDINARY ITEM (CONTINUED)

     Concurrent with the closing of the Jeri-Jo acquisition on June 18, 1998, the Company entered into a $175 million secured revolving credit and letter of credit facility with NationsBanc Commercial Corporation, The CIT Group/Commercial Services, Inc. and Fleet Bank N.A. (the "Current Credit Agreement"). The facility is being used to finance ongoing working capital requirements of the Company and its subsidiaries. The Current Credit Agreement is a three-year secured revolving credit and letter of credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins below the prime rate or in excess of LIBOR rates. Presently, the interest rate under the Current Credit Agreement is 75 basis points below the prime rate (based upon the current prime rate, the interest rate under the Current Credit Agreement is 7.00% per annum). Available credit under the Current Credit Agreement is as follows: revolving credit advances not to exceed $60.0 million, documentary letters of credit not to exceed $130.0 million and stand-by letters of credit not to exceed $45.0 million (including the $30.0 million stand-by letter of credit to secure the Company's cash contingent payment obligation in connection with the Jeri-Jo acquisition), with aggregate letters of credit not to exceed $160.0 million. Under the Current Credit Agreement, the aggregate credit available to the Company is equal to the lesser of (i) $175.0 million or (ii) the sum of 85% of eligible accounts receivable and 60% of eligible inventory. The Current Credit Agreement contains a number of restrictive covenants, including covenants which limit incurrence of liens and indebtedness, limit transactions with affiliates, acquisitions, sales of assets, investments and other restricted payments, and require that the Company maintain certain fixed charge coverage, cash flow coverage and leverage ratios and meet specified minimum levels of working capital and net worth. The Company and its subsidiaries guarantee the Company's obligations under the Current Credit Agreement and have granted a lien on substantially all of their respective assets to secure the obligations under the Current Credit Agreement. The weighted average interest rate on the revolving credit facility was 8.03% for fiscal 1998. The Company continued to factor accounts receivable pursuant to factoring arrangements. The Current Credit Agreement contains a number of restrictive covenants, including covenants which limit the incurrence of liens and indebtedness, limit transactions with affiliates, acquisitions, sales of assets, investments and other restricted payments, and require that the Company maintain certain fixed charge coverage, cash flow coverage and leverage ratios and meet specified minimum levels of working capital and net worth.

     The extraordinary item in fiscal 1998 of $1.2 million, net of tax, resulted from the write-off of deferred financing costs of $2.0 million associated with the early extinguishment of the Prior Credit Agreement on June 18, 1998.

     On June 18, 1998, the Company also closed the sale of $125.0 million of 12 1/2% Senior Notes due 2005 (the "Senior Notes"). The proceeds of the Senior Notes were used to finance the Jeri-Jo acquisition and to refinance then existing indebtedness of the Company and Jeri-Jo. The Company's obligations under the Senior Notes are unsecured and are guaranteed by all of the Company's subsidiaries. The indenture governing the Senior Notes (the "Indenture") contains a number of restrictive covenants, including covenants which limit the incurrence of liens and indebtedness, limit transactions with affiliates, sales of assets, investments and other restricted payments.

     At October 31, 1998, borrowings and letters of credit outstanding under the Current Credit Agreement were $3.8 million and $110.1 million, respectively.
The Company had total additional available credit of $31.2 million, including $5.0 million of overadvance capability, under the Current Credit Agreement as of that date, pursuant to the borrowing base formula set forth above. At November 1, 1997, borrowings and letters of credit outstanding under the Prior Credit Agreement were $44.5 million and $57.1 million, respectively.

     Long-term debt consists of the following:


                                               October 31,          November 1,
                                                 1998                  1997
                                             -----------------------------------
                                                         (In Thousands)

     12  1/2% Senior Notes due June 3, 2005     $125,000               $     -
     Term loan                                         -                15,000
     Less current portion of term loan                 -                (3,000)
                                                --------               -------
                                                $125,000               $12,000
                                                ========               =======

     The Senior Notes mature in full on June 3, 2005. There are no required principal payments prior to the maturity date.

                   NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company operates in leased premises and leases other assets under operating leases expiring through 2008. Some of the leases contain escalation clauses and renewal options. The future minimum rental commitments under non-cancelable operating leases are as follows:


     Fiscal Year                             (In Thousands)
     -----------                             --------------
     1999                                         $ 3,909
     2000                                           3,616
     2001                                           3,483
     2002                                           3,295
     2003                                           2,920
     Thereafter                                     8,654
                                                  -------
                                                  $25,877
                                                  =======

     Rent expense for the years ended October 31, 1998, November 1, 1997 and November 2, 1996 amounted to approximately $3.4 million, $2.1 million and $2.2 million, respectively.

EMPLOYMENT AGREEMENTS

     In the second quarter of fiscal 1997, the Company appointed a new President and Chief Operating Officer. In connection therewith, the Company entered into an employment agreement with this individual providing for a base salary of $500,000 per annum and a signing bonus of $250,000. The employment agreement terminates on November 4, 2000 (see Note 13). The Company entered into a Separation Agreement in the second quarter of fiscal 1997 with its former President which provided for a separation payment of $2.5 million and the termination of his employment agreement.

     The Company has entered into employment agreements with certain executive officers which provide for aggregate minimum annual compensation of approximately $5.0 million through November 1999 and $1.5 million through November 2000. All employment agreements provide that the payment of discretionary bonuses will be determined at the discretion of the Compensation Committee of the Board of Directors. The employment agreements entered into in connection with the Miss Erika acquisition provide for contractual bonuses based upon the attainment of certain Miss Erika EBITDA targets, as defined therein. Contractual bonuses pursuant to these contracts were $2.3 million and $1.5 million in fiscal 1998 and fiscal 1997, respectively, (see Note 9). Other than the signing bonus to the Company's new President and contractual bonuses for Miss Erika executives described above, no bonuses were paid for the years ended October 31, 1998, November 1, 1997 and November 2, 1996.

CONTRACTOR AGREEMENTS

     Norton has long-term agreements with its distribution contractor (Railroad Enterprises, Inc.) and its cutting contractor (Cutting Edge Services, Inc., formerly Toni-Linda Productions, Inc.) who perform their functions in the contractors' leased cutting and warehouse facilities in New Jersey. These agreements do not cover the manufacturing or distribution activities of Miss Erika or Jeri-Jo. In addition, Norton has guaranteed the distribution contractor's obligations under its lease in an amount up to $500,000 and has guaranteed the cutting contractor's obligations under its lease in an amount up to approximately $250,000. Pursuant to the terms of these agreements, Norton is required to utilize the services of the contractors exclusively unless a contractor experiences limitations which prevent it from performing services for Norton. The agreements also require the contractors to provide their services exclusively to Norton. The agreements have terms ending on June 30, 2005 (distribution) and June 30, 2006 (cutting) and may be terminated by Norton upon notice and lapse of cure periods in the event that the contractors are not performing or cannot perform services under the agreements, including in accordance with procedures required by Norton. In addition, Norton may terminate either of the agreements, effective June 30 of any year commencing in 2000 (distribution) and 2001 (cutting), in the event that it no longer requires the services of an outside contractor or it elects to perform "in-house" the services provided by the applicable contractor. In such event, Norton would be obligated to pay the terminated contractor a fee equal to $0.10 for each garment distributed or $0.15 for each garment cut, as applicable, during the year preceding the year in which Norton terminates the agreement, but not less than $750,000 in the case of the distribution contractor, or $1,500,000, in the case of the cutting contractor. Based upon distribution and cutting activities for fiscal 1998, if the agreements were terminated as of January 1, 1999, Norton would have been required to pay the

                   NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONTRACTOR AGREEMENTS (CONTINUED)

distribution contractor approximately $1,350,000 and to pay the cutting contractor $1,500,000. In addition, under certain circumstances, Norton would be required to assume certain continuing obligations of the terminated contractor arising under equipment leases and equipment purchase contracts, in either case, for equipment utilized solely in rendering services to Norton. The Company subleases warehouse space from its cutting contractor and guarantees the contractor's obligations under its lease in an amount up to approximately $250,000 in the aggregate. For the years ended October 31, 1998, November 1, 1997 and November 2, 1996, the Company paid approximately $7.3 million, $7.8 million and $8.6 million, respectively, to its distribution contractor and approximately $653,000, $3.9 million and $5.8 million, respectively, to its cutting contractor. In March 1998, Norton notified these contractors that it does not intend to renew the agreements. Norton's finished goods distribution contractor and domestic contractor have commenced a lawsuit against the Company and Norton alleging breach of contract under these agreements. See "Litigation" below.

     Miss Erika has an agreement for inland shipping services with a local trucking company whose primary customer is Miss Erika and whose headquarters are in the Miss Erika warehouse. Miss Erika represents more than 95% of the trucking company's revenues and is therefore able to negotiate favorable rates and scheduling. The owner/manager of the trucking company is an employee of Miss Erika. Shipping costs under this agreement are approximately $700,000 per annum.

STOCK REPURCHASE

     The Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $7.5 million of the Company's Common Stock. Shares may be purchased from time to time in the open market and in block transactions. In fiscal 1996, the Company purchased 396,000 shares of its stock in the open market at an aggregate cost of approximately $3.8 million. In fiscal 1997, the Company purchased 235,000 shares of its stock in the open market at an aggregate cost of approximately $1.5 million. As of January 28, 1999, the Company has purchased a total of 651,000 shares at an aggregate cost of approximately $5.5 million. The Company's ability to repurchase shares of Common Stock is restricted by the Indenture and the Current Credit Agreement.

LITIGATION

     On July 14, 1998, Norton's distribution and cutting contractors, (collectively, "Plaintiffs"), filed an action in the New York State Supreme Court for New York County which, as amended, is entitled Cutting Edge Services,
                                                         ----------------------
Inc. and Railroad Enterprises, Inc. v. Norton McNaughton of Squire, Inc. and
----------------------------------------------------------------------------
Norton McNaughton, Inc. Plaintiffs claim that Norton breached its contracts
-----------------------
with them because, among other things, Miss Erika and Jeri-Jo failed to use Plaintiffs' services as allegedly required under Norton's contracts with Plaintiffs. The Company believes these contracts do not require Miss Erika or Jeri-Jo to utilize Plaintiffs' services. This action seeks substantial compensatory and punitive damages and related declaratory relief concerning rights under the contracts. On December 30, 1998, the Company and Norton moved to dismiss most of Plaintiffs' claims. The Company believes the claims are meritless and intends to defend this matter vigorously. There can be no assurance that the Company will be successful in defending the action or that any determination rendered would not have a material adverse effect on the business, financial condition, results of operations and cash flow of the Company.

     The Company is involved in certain other legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect on the Company's business, financial condition, results of operations and cash flow. In connection with the Cutting Edge Services, Inc. and Railroad Enterprises, Inc. lawsuit, as well as other pending litigation, the Company established a litigation reserve of $2.5 million. See Note 9.

                   NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

ACQUISITION EARNOUTS

Miss Erika
----------

     On September 30, 1997, a wholly-owned subsidiary of the Company completed the acquisition of substantially all the assets and the assumption of substantially all the liabilities of Miss Erika, a privately-held manufacturer of women's moderately-priced apparel. The purchase price of Miss Erika consisted of $24.0 million in cash paid at the closing, the assumption of $2.5 million of indebtedness and certain other contractual obligations. In addition, the Company has agreed to pay an additional contingent payment in cash and/or Common Stock in the event that certain earnings targets are achieved by Miss Erika for the two fiscal years ending November 6, 1999. The aggregate contingent payment, if any, payable by the Company is equal to the amount by which four times the average of Miss Erika's earnings before interest expense, income taxes, depreciation and amortization, as defined in the Miss Erikapurchase agreement ("Miss Erika EBITDA"), for the two fiscal years ending November 6, 1999, exceeds $24.0 million. Any additional consideration paid for Miss Erika will be accounted for as additional purchase price and will be reflected in intangible assets. At the Company's discretion, the Company may, subject to a maximum number of shares, pay all or any portion of the contingent payment in shares of Common Stock. The Miss Erika purchase agreement limits the number of shares of Common Stock payable by the Company to a number of shares which, after giving effect to their issuance, does not exceed 12% of the aggregate number of outstanding shares of Common Stock at the time of payment. The Company has agreed to cause any shares of Common Stock issued as a contingent payment to be registered under the Securities Act. The Company intends to pay the cash portion, if any, of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. Miss Erika achieved Miss Erika EBITDA during fiscal 1998 which, if sustained in fiscal 1999, will result in the payment of significant additional consideration, however, the Company cannot predict the amount of additional consideration that may be payable.

Jeri-Jo
-------

     On June 18, 1998, a wholly-owned subsidiary of the Company completed the acquisition of Jeri-Jo Knitwear Inc. and Jamie Scott, Inc. (collectively "Jeri-Jo"), acquiring substantially all the assets and assuming substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. The purchase price paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition,
(ii) the assumption of indebtedness of $10.9 million and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and its Common Stock in the event that certain earnings targets are achieved by Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. The Jeri-Jo purchase agreement requires that the Company pay at least 50% of the required contingent payment in cash. The aggregate contingent payment, if any, payable by the Company is equal to the excess of (1) the sum of (A) five times Jeri-Jo's average earnings before interest expense, income taxes, depreciation and amortization, as defined in the Jeri-Jo purchase agreement ("Jeri-Jo EBITDA"), for the two years ending June 30, 2000, plus (B) 0.50 times any such average Jeri-Jo EBITDA between $17.0 million and $20.0 million, plus (C) one times any such average Jeri-Jo EBITDA over $20.0 million, over (2) $55.0 million. Any additional consideration paid for Jeri-Jo will be accounted for as additional purchase price and will be reflected in intangible assets. The Company has secured any obligation to pay the cash portion of the contingent payment by delivery of a stand-by letter of credit in the face amount of $30.0 million, which letter of credit may be drawn upon, in whole or in part, in certain circumstances, including in the event of a default under the cash contingent payment obligation, if any. The Company as agreed to cause offers and sales by the holders of any shares of Common Stock issued as a contingent payment to be registered under the Securities Act, including, if requested, in an underwritten offering. The Jeri-Jo purchase agreement provides that in certain events, the sellers under the Jeri-Jo purchase agreement will have the option to accelerate the Company's contingent payment obligation. In such events, the accelerated contingent payment obligation would be payable in cash in an amount equal to the amount by which (i) five times the greater of $17.0 million or an amount equal to Jeri-Jo's annualized EBITDA (as defined in the Jeri-Jo purchase agreement) at the time of such event exceeds (ii) $55.0 million. The Company intends to pay the cash portion of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. Jeri-Jo achieved Jeri-Jo EBITDA for the four month period ended October 31, 1998 which, if sustained, will result in the payment of significant additional consideration, however, the Company cannot predict the amount of additional consideration that may be payable.

                   NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.  INCOME TAXES


     Income taxes are provided using the liability method prescribed by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. Provision (benefit) for income taxes before extraordinary item for the fiscal years ended October 31, 1998, November 1, 1997 and November 2, 1996 is comprised of the following:

                                                                                Year Ended
                                                  -------------------------------------------------------------------
                                                     October 31,                November 1,            November 2,
                                                        1998                       1997                    1996
                                                  ----------------            --------------           --------------
                                                                              (In Thousands)
     Current:
          Federal                                 $          1,187             $      (2,788)             $       530
          State and local                                      573                        65                      180
                                                  ----------------            --------------           --------------
                                                             1,760                    (2,723)                     710

     Deferred:
          Federal                                             (180)                      360                      326
          State and local                                     ( 85)                   (1,037)                      91
                                                  ----------------            --------------           --------------
                                                              (265)                     (677)                     417
                                                  ----------------            --------------           --------------
                                                  $          1,495             $      (3,400)             $     1,127
                                                  ================            ==============           ==============

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities. At October 31, 1998, November 1, 1997 and November 2, 1996, there were net deferred tax assets of $3,526,000, $3,261,000 and $183,000, respectively, related primarily to uniform capitalization of inventory costs, the reporting of rent expense using the straight-line method and net operating loss carryforwards.

     Reconciliation of the statutory federal tax rate and the effective rate for the fiscal years ended October 31, 1998, November 1, 1997 and November 2, 1996 is as follows:

                                               1998                      1997                   1996
                                              Amount        %           Amount      %          Amount     %
                                              ------    ---------     ---------    ---        -------    ---
                                                                    (Dollars In Thousands)
Federal statutory tax rate                    $  661    34%            $(2,768)    34%         $  928    34%
State and local taxes, net of federal
   income tax benefit                            178     9                (632)     8             176     7
Effect of tax audits                             600    31                   -      -               -     -
Other, net                                        56     3                   -      -              23     2
                                              ------    --------       -------     --          ------    --

Provision for income taxes                    $1,495    77%/(a)/       $(3,400)    42%         $1,127    43%
                                              ======    ========       =======     ==          ======    ==

(a) The difference between the statutory rate and actual effective rate in fiscal 1998 relates to the proposed resolution of prior years' tax examinations covering fiscal years 1991 through 1996 and the corresponding impact on state and local taxes.

                   NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.  EMPLOYEE BENEFIT PLANS

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


     The Company granted stock options in fiscal 1997 to its newly appointed President and Chief Operating Officer, to purchase an aggregate of 700,000 shares of Common Stock of the Company at an exercise price of $5.50 per share, which was the fair market value of the Common Stock on the date of grant. Such options vest over the term of his employment agreement, with an acceleration of the vesting if certain target stock prices are attained. The employment agreement provides for 100,000 vested options on April 30, 1997; an additional 250,000 options to vest on the earlier to occur of (i) December 10, 1998 or (ii) the date on which the stock price equals or exceeds $10.00 per share for twenty consecutive trading days; an additional 250,000 options to vest on the earlier to occur of (i) December 10, 1999 or (ii) the date on which the stock price equals or exceeds $13.00 per share for twenty consecutive trading days; and the remaining 100,000 options to vest on the earlier to occur of (i) November 4, 2000 or (ii) the date on which the stock price equals or exceeds $20.00 per share for twenty consecutive trading days. The employment agreement also provides that in the event of a change in control involving the Company, all outstanding options shall become vested and exercisable in full. Options granted have 10 year terms.

     The Company granted stock options to certain Miss Erika executives and employees in fiscal 1997 to purchase an aggregate of 140,000 shares of Common Stock of the Company at an exercise price of $5.44 per share, which was the fair market value of the Common Stock on the date of grant. In addition, the Miss Erika Bonus Plan provides for the annual grant of options in the event certain earnings targets for Miss Erika are exceeded. For the fiscal year ended October 31, 1998, stock options were granted pursuant to the Miss Erika Bonus Plan to purchase an aggregate of 392,000 shares of Common Stock of the Company at an exercise price of $3.63, which was the fair market value of the Common Stock on the date of grant. All options vested on the date of grant and have 10 year terms.

     In fiscal 1997, the Stock Option Committee of the Board of Directors authorized, at the employees' discretion, the canceling and regranting, with new vesting schedules, of all stock options to employees under the Company's 1994 Stock Option Plan with exercise prices of $13.25 per share and $14.00 per share. As a result, 235,500 options were canceled and re-granted, with new vesting schedules, at an exercise price of $6.50 per share when the fair market value on the date of grant was $6.00 per share.

     On April 15, 1998, the Company granted an aggregate of 15,000 stock options to non-employee directors under the Stock Option Plan for Non-Employee Directors. The exercise price of such options was $5.38, which was the fair market value of the Common Stock on the date of grant. All options have 10 year terms and vest over two years.

     On June 18, 1998, the Company granted an aggregate of 546,429 stock options to executive management of Jeri-Jo under their respective employment agreements. The exercise price of such options was $6.38, which was the fair market value of the Common Stock on the date of grant. All options have 10 year terms. An aggregate of 100,000 of such options vested on the date of grant with the remainder vesting on October 28, 2000.

                   NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.  EMPLOYEE BENEFIT PLANS (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

     The change in outstanding options under the Company's stock option plans for each of the three years in the period ended October 31, 1998, expressed in number of shares, is as follows:

Range of Exercise
                                            Number of Shares           Price Per Share
                                            -----------------          ---------------
Outstanding at November 4, 1995                 406,500                $13.25 - $17.25
                    Granted                     274,500                $ 6.00 - $13.25
                    Canceled                    (61,000)               $ 7.38 - $14.00
                    Exercised                         -                              -
                                              ---------
Outstanding at November 2, 1996                 620,000                $ 6.00 - $17.25
                    Granted                   1,322,500                $ 5.44 -  $8.19
                    Canceled                   (306,000)               $ 7.38 - $14.00
                    Exercised                         -                              -
                                              ---------
Outstanding at November 1, 1997               1,636,500                $ 5.44 - $17.25
                    Granted                   1,013,429                $ 3.63 - $ 6.38
                    Canceled                   (118,000)               $ 5.50 - $14.00
                    Exercised                         -                              -
                                              ---------
Outstanding at October 31, 1998               2,531,929                $ 3.63 - $17.25
                                              =========

Options outstanding at October 31, 1998 are as follows:

                                                  Weighted Average
                                                     Remaining                 Weighted
       Range of Exercise      Number of Shares    Contractual Life         Average Exercise           Shares
            Prices              Outstanding          (in years)                 Price               Exercisable
     ---------------------    ---------------     ----------------         ----------------         -----------
     $ 3.63  -    $ 5.44         547,000               9.7                      $ 4.14                  532,000
       5.50  -      5.50         735,000               8.5                        5.50                  135,000
       6.00  -      6.13         159,000               8.9                        6.01                   56,307
       6.38  -      6.38         596,429               9.0                        6.38                  120,000
       6.50  -      8.19         431,500               8.2                        6.99                  226,793
      13.25  -     17.25          63,000               5.5                       14.81                   63,000
                              -----------                                                           -----------
                               2,531,929               8.8                        5.90                1,133,100
                              ===========                                                           ===========

     As of October 31, 1998, 94 individuals held options, 68,000 shares were available for future grants under the Company's 1994 Stock Option Plan, 108,000 shares were available for future grants to Miss Erika employees under the Miss Erika Bonus Plan, 503,571 shares were available for future grants to three Jeri-Jo employees under the Jeri-Jo Bonus Plan, 85,000 shares were available for non-employee directors under the Stock Option Plan for Non-Employee Directors and 300,000 shares were available for future grants to Norton McNaughton, Inc. employees and consultants under the 1998 Long-Term Incentive Plan.

     The Company has elected to follow APB Opinion No. 25, "Accounting for
Stock Issued to Employees" and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1998, fiscal 1997 and fiscal 1996: risk-free interest rates of 5.8% for fiscal 1998 and 6.2% for both fiscal 1997 and fiscal 1996; zero dividend yields; volatility factor of the expected market price of the Company's Common Stock of 0.56 for all fiscal years; a weighted average expected life of the option of 5.6 years for fiscal 1998 and 5 years for both fiscal 1997 and fiscal 1996. Based on the assumptions set forth above, the weighted average fair value of the options granted in fiscal 1998 was $3.23 per share on the date of grant.

                   NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.  EMPLOYEE BENEFIT PLANS (CONTINUED)

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                                   Year Ended
                                         ---------------------------------------------------------------
                                            October 31,          November 1,           November 2,
                                                1998                 1997                 1996
                                                ----                 ----                 ----
     Net income:
         As reported                         $  (713)               $(4,705)             $1,524
         Pro forma                           $(1,988)               $(5,458)             $1,322

     Earnings per share:
         As reported                         $ (0.10)               $ (0.63)             $ 0.20
         Pro forma                           $ (0.27)               $ (0.73)             $ 0.17

STOCK PURCHASE PLAN

     Pursuant to a Stock Purchase Plan adopted on January 7, 1994, an aggregate of 100,000 shares of Common Stock was made available for purchase to eligible employees. The purchase price of the Common Stock under the plan is 85% of the stock price, as defined. Participating employees may authorize the Company to withhold a portion of their compensation, subject to certain limitations, to purchase the shares. As of October 31, 1998, 23,069 shares of Common Stock have been issued under this plan.

SAVINGS PLAN

     Effective January 1, 1995, the Company began sponsoring an employee savings plan under Section 401(k) of the Internal Revenue Code for all Norton full-time employees with six months of continuous service. Eligible employees may make pre-tax contributions of up to 15% of their annual compensation subject to the maximum allowable contribution. Employee contributions of up to 6% of compensation are matched by the Company at a rate of 35%. Employees are 100% vested in their pre-tax contributions immediately, and become vested in the employer matching contributions as follows: 25% vested after two years of service, 50% vested after three years of service, 75% vested after four years of service and 100% vested after five years of service. The Company's matching contributions under Norton's plan for the years ended October 31, 1998, November 1, 1997 and November 2, 1996 were $179,389, $193,220 and $192,687, respectively.

     Effective January 1, 1988, the Company began sponsoring an employee savings plan under Section 401(k) of the Internal Revenue Code for all Jeri-Jo full-time employees with one year of continuous service. Eligible employees may make pre-tax contributions of up to 15% of their annual compensation subject to the maximum allowable contribution. The Company contributes 3% of all eligible employees' compensation to the plan and matches employee contributions up to 50% of the first 5% of compensation. Employees are 100% vested in their pre-tax contributions immediately, and become vested in the employer matching contributions as follows: 20% vested after two years of service, 40% vested after three years of service, 60% vested after four years of service, 80% vested after five years of service and 100% vested after six years of service. The Company's matching contribution under Jeri-Jo's plan for the year ended October 31, 1998 (from the date of acquisition of June 18, 1998) was $58,833.

                   NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.  EMPLOYEE BENEFIT PLANS (CONTINUED)

PROFIT SHARING PLAN (CONTINUED)

     The Company sponsors a profit sharing plan covering Miss Erika employees with more than one year of continuous service. Vesting occurs at a rate of 25% per year and employees are fully vested after four years. Profit sharing plan assets consist primarily of stocks, bonds and U.S. Government securities. The plan provides for an accrual of up to 15% of each employee's gross compensation plus bonus, up to a maximum contribution of approximately $22,500 per employee. From the acquisition date of September 30, 1997 to November 1, 1997, the accrual amounted to $46,815 and in fiscal 1998 the accrual amounted to $720,000 (see
Note 9).

14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets approximate fair value.

     Short-term debt: The carrying amounts reported in the consolidated balance sheets approximate fair value.

     Long-term debt: The fair value of the 12 1/2% Senior Notes due 2005 is based on the quoted market price. The fair value of the long-term portion of the term loan was estimated using discounted cash flow analysis, based on the Company's incremental borrowing rate for similar types of borrowing arrangements.

     The carrying amounts and fair values of the Company's financial instruments are as follows:

                                              October 31, 1998
                                              ----------------
                                        Carrying
                                         Amount           Fair Value
                                        ----------------------------
                                              (In Thousands)
Cash and cash equivalents               $    205          $    205
Short-term debt:
 Revolving credit loan                     3,839             3,839
Long-term debt:
  $125 million 12  1/2% Senior Notes     125,000           105,625

                                              November 1, 1997
                                              ----------------
                                        Carrying
                                        Amount            Fair Value
                                        ----------------------------
                                              (In Thousands)
Cash and cash equivalents               $    529          $    529
Short-term debt:
 Revolving credit loan                    44,473            44,473
 Current portion of term loan              3,000             3,000
Long-term debt:
 Term loan                                12,000            12,000

15.  SPECIAL CHARGES

     The gross profit in fiscal 1997 reflects special charges taken in the fourth quarter of fiscal 1997 of approximately $3.7 million for sales allowances and inventory close-outs related to the closure of certain underperforming divisions. These charges included approximately $1.0 million, $1.0 million and $600,000 of sales allowances for the Modiano, Lauren Alexandra and Pant-her product lines, respectively, losses from close-outs of inventory for closed divisions and reserves for the liquidation of remaining inventory of the closed divisions totaling approximately $700,000 and approximately $300,000 of severance payments related to the closure of other divisions, including the Company's catalog division.

                   NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


15.  SPECIAL CHARGES (CONTINUED)

     Selling, general and administrative expenses in fiscal 1997 included special charges recorded in the second quarter of fiscal 1997 of approximately $5.7 million. These charges included approximately $3.3 million related to the terminations of the Company's former President and a consultant. Approximately $900,000 related to the termination of lease obligations at the Company's production, design and administrative offices for facilities no longer deemed necessary due to restructuring initiatives implemented in fiscal 1996. This amount also included the establishment of approximately $650,000 of reserves related to the closure of the Company's retail outlet stores.

     As of November 1, 1997, the remaining accrual for special charges was approximately $600,000 and related to remaining reserves for the closure of the retail outlet stores and reserves for the liquidation of remaining inventory of the closed divisions (see Note 9). As of October 31, 1998, all charges related to such reserves were incurred and no changes in estimates were required.

16.  SHAREHOLDER RIGHTS PLAN

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

                   NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                (In Thousands)


                                               Balance at                                             Balance
                                               Beginning        Costs and                            at End of
            Description                         of Year          Expenses         Deductions/(1)/       Year
            -----------                        ----------       ---------         ---------------    ---------
Year ended October 31, 1998
Reserve for sales discounts, returns
and allowances                                  $2,198          $49,336/(2)/       $47,743             $3,791

Year ended November 1, 1997
Reserve for sales discounts, returns
and allowances                                  $  500          $44,730/(3)/       $43,032             $2,198

Year ended November 2, 1996
Reserve for sales discounts, returns
and allowances                                  $1,448          $50,648            $51,596             $  500

(1) Discounts, returns and allowances granted to customers and charged against reserve.
(2) Includes Jeri-Jo Knitwear, Inc.'s acquired reserve at June 18, 1998.
(3) Includes Miss Erika, Inc.'s acquired reserve at September 30, 1997.

                   NORTON MCNAUGHTON, INC. AND SUBSIDIARIES
                     QUARTERLY FINANCIAL DATA (UNAUDITED)
                     (In Thousands, Except Per Share Data)

                                                     First        Second       Third          Fourth           Fiscal
FISCAL 1998                                         Quarter       Quarter     Quarter         Quarter           Year
                                                  ----------      -------     --------       ---------       ----------
Net sales                                          $53,508        $94,116      $79,967        $117,013         $344,604
Gross profit                                        11,397         18,036       19,203          22,265           70,901
Income (loss) before extraordinary item               (845)         1,316          456            (479)             448
Extraordinary item, net                                  -              -       (1,161)              -           (1,161)
Net income (loss)                                     (845)         1,316         (705)           (479)            (713)

BASIC PER SHARE DATA:
Income (loss) before extraordinary item            $ (0.11)       $  0.18      $  0.06        $  (0.06)        $   0.06
Extraordinary item, net                                  -              -        (0.16)              -            (0.16)
                                                   -------        -------      -------        --------         --------
Net income (loss)                                  $ (0.11)       $  0.18      $ (0.10)       $  (0.06)        $  (0.10)
Weighted average number of common                  =======        =======      =======        ========         ========
   shares outstanding
                                                     7,411          7,413        7,413           7,414            7,413
                                                   =======        =======      =======        ========         ========
DILUTED PER SHARE DATA:
Income (loss) before extraordinary item            $ (0.11)       $  0.18      $  0.06        $  (0.06)        $   0.06
Extraordinary item, net                                  -              -        (0.15)              -            (0.16)
                                                   -------        -------      -------        --------         --------
Net income (loss)                                  $ (0.11)       $  0.18      $ (0.09)       $  (0.06)        $  (0.10)
                                                   =======        =======      =======        ========         ========
Weighted average number of common
                                                     7,411          7,423        7,536           7,414            7,432
   shares outstanding assuming dilution            =======        =======      =======        ========         ========

FISCAL 1997

Net sales                                          $41,596        $52,873      $48,240        $ 76,073         $218,782
Gross profit                                         9,299          8,959       10,777          10,191           39,226
Net income (loss)                                       43         (3,551)         712          (1,909)          (4,705)

BASIC PER SHARE DATA:
Net income (loss)                                  $  0.01        $ (0.47)     $  0.10        $  (0.26)        $  (0.63)
                                                   =======        =======      =======        ========         ========
Weighted average number of common
   shares outstanding                                7,638          7,489        7,414           7,410            7,488
                                                   =======        =======      =======        ========         ========

DILUTED PER SHARE DATA:
Net income (loss)                                  $  0.01        $ (0.47)     $  0.10        $  (0.26)        $  (0.63)
                                                   =======        =======      =======        ========         ========
Weighted average number of common
   shares outstanding assuming dilution              7,658          7,489        7,414           7,410            7,488
                                                   =======        =======       =======       ========         ========