Form 10-Q
period 1999-01-30
MCNAUGHTON APPAREL GROUP INC
filed 1999-03-16
CIK 917692

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended January 30, 1999
                                         ----------------


                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                        ---------------------------------

     Commission File Number: 0-23440
                             -------

                                         McNaughton Apparel Group Inc.
                              -----------------------------------------------------
                              (Exact name of registrant as specified in its charter)
                    Delaware                                                                      13-3747173
     --------------------------------------------------------------                   -----------------------------------
     (State or other jurisdiction of incorporation or organization)                   (I.R.S. Employer Identification No.)

                                              463 Seventh Avenue, New York, N.Y.   10018
                                              -------------------------------------------
                                                (Address of principal executive offices)
                                                              (Zip code)

                                                           (212) 947-2960
                                              -------------------------------------------
                                          (Registrant's telephone number, including area code)

                                                        Norton McNaughton, Inc.
                                       ---------------------------------------------------------------
                                       (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, $.01 Par Value, 7,428,435 shares as of March 15, 1999.

                               INDEX TO FORM 10-Q
                         MCNAUGHTON APPAREL GROUP INC.
                                                                       Page No.
                                                                       --------
PART I.  FINANCIAL INFORMATION

   ITEM 1.

   Financial Statements:

     Consolidated Balance Sheets at January 30, 1999 (Unaudited)
     and October 31, 1998                                                     3

     Consolidated Statements of Operations for the thirteen weeks ended
     January 30, 1999 and January 31, 1998 (Unaudited)                        4

     Consolidated Statements of Stockholders' Equity for the thirteen
     weeks ended January 30, 1999 (Unaudited)                                 5

     Consolidated Statements of Cash Flows for the thirteen weeks
     ended January 30, 1999 and January 31, 1998 (Unaudited)                  6

     Notes to Consolidated Financial Statements (Unaudited)                7-12

   ITEM 2.

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                            13-17

   ITEM 3.

     Quantitative and Qualitative Disclosures About Market Risk              18

PART II. OTHER INFORMATION                                                   19

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS

                         McNaughton Apparel Group Inc.
                          Consolidated Balance Sheets

                                                                                         January 30,                   October 31,
                                                                                              1999                          1998
                                                                                          (Unaudited)                      (Note)
                                                                                        -------------------------------------------
                                                                                                        (In Thousands)
ASSETS
Current assets:
  Cash                                                                                       $  1,901                      $    205
  Due from factor                                                                              49,099                        85,998
  Inventory                                                                                    61,565                        47,386
  Income taxes receivable and current deferred taxes                                            4,067                         2,522
  Prepaid expenses and other current assets                                                     3,168                         1,273
                                                                                             --------                      --------
Total current assets                                                                          119,800                       137,384

Fixed assets, net                                                                               8,814                         8,261

Notes receivable from management stockholders                                                   2,471                         2,471

Intangible assets, net                                                                         42,994                        43,464

Deferred financing costs, net                                                                   6,322                         6,348

Other assets                                                                                    3,460                         3,661
                                                                                             --------                      --------
Total assets                                                                                 $183,861                      $201,589
                                                                                             ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                           $  9,539                      $ 15,932
  Revolving credit loan                                                                             -                         3,839
  Accrued expenses and other current liabilities                                                8,079                        13,629
                                                                                             --------                      --------
Total current liabilities                                                                      17,618                        33,400

12  1/2% Senior Notes due 2005                                                                125,000                       125,000

Other long-term liabilities                                                                     1,704                         1,719
                                                                                             --------                      --------
Total liabilities                                                                             144,322                       160,119

Commitments and contingencies

Stockholders' equity:

  Common stock, $0.01 par value, authorized 20,000,000 shares, 8,079,435 and 8,065,429 shares issued, respectively, and 7,428,435 and 7,414,429
    shares outstanding, respectively                                                               81                            81

Capital in excess of par                                                                       23,951                        23,923

Retained earnings                                                                              21,042                        23,001

Treasury stock, at cost, 651,000 shares                                                        (5,535)                       (5,535)
                                                                                             --------                      --------
Total stockholders' equity                                                                     39,539                        41,470
                                                                                             --------                      --------
Total liabilities and stockholders' equity                                                   $183,861                      $201,589
                                                                                             ========                      ========

Note: The balance sheet at October 31, 1998 has been derived from the audited financial statements as of that date.

See accompanying notes.

                         McNaughton Apparel Group Inc.
                     Consolidated Statements of Operations
                                  (UNAUDITED)

                                                                                     Thirteen Weeks Ended
                                                                                     --------------------
                                                                              January 30,              January 31,
                                                                                 1999                      1998
                                                                                 ----                      ----
                                                                           (In Thousands, Except Per Share Amounts)
Net sales                                                                      $66,619                    $ 53,508

Cost of goods sold                                                              51,452                      42,111
                                                                               -------                    --------

Gross profit                                                                    15,167                      11,397

Selling, general and administrative expenses                                    13,299                      10,673

Depreciation and amortization                                                    1,031                         349
                                                                               -------                    --------

Income from operations                                                             837                         375

Interest expense and amortization of deferred financing costs                    4,506                       1,701
Other income, net                                                                 (107)                        (41)
                                                                               -------                    --------

Loss before benefit for income taxes                                            (3,562)                     (1,285)

Benefit for income taxes                                                        (1,603)                       (440)
                                                                               -------                    --------

Net loss                                                                       $(1,959)                   $   (845)
                                                                               =======                    ========

BASIC EARNINGS PER SHARE:
Net loss                                                                       $ (0.26)                   $  (0.11)
                                                                               =======                    ========

Weighted average number of common shares outstanding                             7,419                       7,411
                                                                               =======                    ========
DILUTED EARNINGS PER SHARE:
Net loss                                                                       $ (0.26)                   $  (0.11)
                                                                               =======                    ========
Weighted average number of common shares outstanding
   assuming dilution                                                             7,419                       7,411
                                                                               =======                    ========

See accompanying notes.

                         MCNAUGHTON APPAREL GROUP INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE THIRTEEN WEEKS ENDED JANUARY 30, 1999
                                  (UNAUDITED)


                                                                        Capital
                                               Common Stock           in Excess       Retained       Treasury
                                               ------------
                                            Shares        Amount         of Par       Earnings         Stock           Total
                                            ------        ------         ------       --------         -----           -----
                                                                             (In Thousands)
Balance at October 31, 1998                 8,065         $81           $23,923        $23,001        $(5,535)        $41,470

Net loss for the thirteen weeks
   ended January 30, 1999                       -           -                 -         (1,959)             -          (1,959)

Issuance of 14,006 shares of common
   stock through the employee
   stock purchase plan                         14           -                28              -              -              28
                                         ---------    --------         ---------       ---------      --------       ---------

Balance at January 30, 1999                 8,079         $81           $23,951        $21,042        $(5,535)        $39,539
                                         =========    ========         =========       =========      ========       =========

See accompanying notes.

                         MCNAUGHTON APPAREL GROUP INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                Thirteen Weeks Ended
                                                                                    ---------------------------------------------
                                                                                       January 30,                 January 31,
                                                                                           1999                        1998
                                                                                  -----------------------------------------------
                                                                                                   (In Thousands)
Net loss                                                                                   $    (1,959)              $       (845)

Adjustments to reconcile net loss to net cash provided by
   (used for) operating activities:
   Depreciation and amortization of fixed assets                                                   476                        295
   Amortization of intangible assets and deferred financing costs                                  768                        288

Changes in operating assets and liabilities:
   Due from factor                                                                              36,899                     18,921
   Inventory                                                                                   (14,179)                   (17,936)
   Income taxes receivable and current deferred taxes                                           (1,545)                      (348)
   Prepaid expenses and other current assets                                                    (1,895)                     1,392
   Other assets                                                                                    201                       (130)
   Accounts payable                                                                             (6,393)                    (2,196)
   Accrued expenses and other current liabilities                                               (5,550)                    (1,516)
   Other long-term liabilities                                                                     (15)                         5
                                                                                           ------------              ------------
Net cash provided by (used for) operating activities                                             6,808                     (2,070)
                                                                                           ------------              ------------

INVESTING ACTIVITIES
Purchase of fixed assets                                                                        (1,029)                      (582)
Additional purchase price                                                                          (85)                      (133)
                                                                                           ------------              ------------
Net cash used for investing activities                                                          (1,114)                      (715)
                                                                                           ------------              ------------

FINANCING ACTIVITIES
Net (repayments) advances under revolving credit agreement                                      (3,839)                     3,139
Deferred financing costs                                                                          (187)                         -
Proceeds from issuance of common stock                                                              28                         12
Repayment of term loan                                                                               -                       (750)
                                                                                           -----------               ------------
Net cash (used for) provided by financing activities                                            (3,998)                     2,401
                                                                                           -----------               ------------

Increase (decrease) in cash                                                                      1,696                       (384)
Cash at beginning of year                                                                          205                        529
                                                                                           ------------              ------------
Cash at end of period                                                                      $     1,901               $        145
                                                                                           ============              ============

SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                                                       $         -               $          -
   Interest paid                                                                           $     7,473               $      1,468

See accompanying notes.

                         MCNAUGHTON APPAREL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of McNaughton Apparel Group Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation of the Company's financial position at January 30, 1999 and the results of operations for the thirteen weeks ended January 30, 1999 and January 31, 1998 and cash flows for the thirteen weeks ended January 30, 1999 and January 31, 1998 have been included. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen weeks ended January 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending November 6, 1999.

    The consolidated financial statements include the accounts of McNaughton Apparel Group Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

    The Company operates on a 52-53 week accounting period. The Company's fiscal year ends on October 31, if such date falls on a Saturday, or the first Saturday following October 31.

    The Company changed its name from Norton McNaughton, Inc. to McNaughton Apparel Group Inc. on February 9, 1999.

USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

DEFERRED FINANCING COSTS

     Deferred financing costs were incurred in fiscal 1997 in connection with the Company's credit facility. Such financing costs were amortized on a straight-line basis over the three-year term of the related credit facility. The balance of such costs were written off as an extraordinary loss when the facility was repaid in June 1998.

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

EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period and the effect of dilutive options outstanding during the period using the treasury stock method. For the thirteen weeks ended January 30, 1999 and January 31, 1998, options outstanding during the period using the treasury stock method were excluded from the net loss per share computation of diluted earnings per share because they were antidilutive.

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

                         MCNAUGHTON APPAREL GROUP INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information"

    The Financial Accounting Standards Board issued SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997. This statement requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company has adopted this statement for fiscal 1999 and such adoption has no impact on the Company's net income or shareholders' equity.

    The Financial Accounting Standards Board issued SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997. This statement changes the way that companies report information about operating segments in financial statements. The Company operates entirely in one segment, women's apparel, which is sold through diverse distribution channels to many markets. It is not possible, therefore, to divide the Company's business into meaningful industry segments. The Company's operations and sales are only in the United States, therefore geographical segments are not applicable.

2.   ACQUISITIONS

Miss Erika
----------

     On September 30, 1997, a wholly-owned subsidiary of the Company completed the acquisition of substantially all the assets and the assumption of substantially all the liabilities of Miss Erika, a privately-held manufacturer of women's moderately-priced apparel. The purchase price of Miss Erika consisted of $24.0 million in cash paid at the closing, the assumption of $2.5 million of indebtedness and certain other contractual obligations. In addition, the Company has agreed to pay an additional contingent payment in cash and/or the Company's, $0.01 par value, common stock ("Common Stock") in the event that certain earnings targets are achieved by Miss Erika for the two fiscal years ending November 6, 1999. The aggregate contingent payment, if any, payable by the Company is equal to the amount by which four times the average of Miss Erika's earnings before interest expense, income taxes, depreciation and amortization, as defined in the Miss Erika purchase agreement ("Miss Erika EBITDA"), for the two fiscal years ending November 6, 1999, exceeds $24.0 million. Any additional consideration paid for Miss Erika will be accounted for as additional purchase price and will be reflected in intangible assets. At the Company's discretion, the Company may, subject to a maximum number of shares, pay all or any portion of the contingent payment in shares of Common Stock. The Miss Erika purchase agreement limits the number of shares of Common Stock payable by the Company to a number of shares which, after giving effect to their issuance, does not exceed 12% of the aggregate number of outstanding shares of Common Stock at the time of payment. The Company has agreed to cause any shares of Common Stock issued as a contingent payment to be registered under the Securities Act. The Company intends to pay the cash portion, if any, of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. Miss Erika achieved Miss Erika EBITDA during fiscal 1998 which, if sustained in fiscal 1999, will result in the payment of significant additional consideration, however, the Company cannot predict the amount of additional consideration that may be payable.

Jeri-Jo
-------

     On June 18, 1998, a wholly-owned subsidiary of the Company completed the acquisition of Jeri-Jo acquiring substantially all the assets and assuming substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. The purchase price paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition, (ii) the assumption of indebtedness of $10.9 million and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and its Common Stock in the event that certain earnings targets are achieved by Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. The Jeri-Jo purchase agreement requires that the Company pay at least 50% of the required contingent payment in cash. The aggregate contingent payment, if any, payable by the Company is equal to the excess of (1) the sum of (A) five times Jeri-Jo's average earnings before interest expense, income taxes, depreciation and amortization, as defined in the Jeri-Jo purchase agreement ("Jeri-Jo EBITDA"), for the two years ending June 30, 2000, plus (B) 0.50 times any such average Jeri-Jo EBITDA between $17.0 million and $20.0 million, plus (C) one times any such average Jeri-Jo EBITDA over $20.0 million, over (2) $55.0 million. Any additional consideration paid for Jeri-Jo will be accounted for as additional purchase price and will be reflected in intangible assets. The Company has secured any obligation to pay the cash

                         MCNAUGHTON APPAREL GROUP INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

2.  ACQUISITIONS (CONTINUED)

portion of the contingent payment by delivery of a stand-by letter of credit in the face amount of $30.0 million, which letter of credit may be drawn upon, in whole or in part, in certain circumstances, including in the event of a default under the cash contingent payment obligation, if any. The Company has agreed to cause offers and sales by the holders of any shares of Common Stock issued as a contingent payment to be registered under the Securities Act, including, if requested, in an underwritten offering. The Jeri-Jo purchase agreement provides that in certain events, the sellers under the Jeri-Jo purchase agreement will have the option to accelerate the Company's contingent payment obligation. In such events, the accelerated contingent payment obligation would be payable in cash in an amount equal to the amount by which (i) five times the greater of $17.0 million or an amount equal to Jeri-Jo's annualized EBITDA (as defined in the Jeri-Jo purchase agreement) at the time of such event exceeds (ii) $55.0 million. The Company intends to pay the cash portion of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. Jeri-Jo achieved Jeri-Jo EBITDA for the seven month period ended January 30, 1999 which, if sustained, will result in the payment of a significant additional consideration, however, the Company cannot predict the amount of additional consideration that may be payable.

     The acquisitions were accounted for as purchases, and Miss Erika's and Jeri-Jo's results are included in the consolidated statements of operations beginning September 30, 1997 and June 18, 1998, respectively. The unaudited pro forma consolidated results of operations for the thirteen weeks ended January 31, 1998, assuming consummation of the Jeri-Jo acquisition and related financings at the beginning of the respective periods are as follows:

                                                     Thirteen Weeks
                                                 Ended January 31, 1998
                                        ---------------------------------------
                                             As reported       Pro forma
                                        ---------------------------------------
                                        (In Thousands, Except Per Share Amounts)
Net sales                                     $53,508            $67,940
Income from operations                        $   375            $   896
Depreciation and amortization                 $   349            $   921
Net loss                                      $  (845)           $(2,063)
Net loss per share:
   Basic                                      $ (0.11)           $ (0.28)
   Diluted                                    $ (0.11)           $ (0.28)

     The pro forma adjustments are based upon available information and assumptions that management believes are reasonable at the time made. The unaudited pro forma financial information does not purport to present the results of operations of the Company had the acquisition of Jeri-Jo occurred on the date specified, nor is it necessarily indicative of the financial position or results of operations that may be achieved in the future.

3.  SALES TO MAJOR CUSTOMERS

    For the thirteen weeks ended January 30, 1999 and January 31, 1998, net sales made to three customers were approximately 22%, 14%, and 13%, and approximately 16%, 16% and 9%, respectively.

4.  INVENTORY

Inventory is stated at the lower of cost (first-in, first-out basis) or market.

Inventories consist of the following:

                                         January 30,  October 31,
                                            1999         1998
                                         -----------  -----------
                                              (In Thousands)
     Raw materials                           $ 2,295      $ 3,733
     Work in process                           2,044        1,158
     Finished goods                           57,226       42,495
                                             -------      -------
                                             $61,565      $47,386
                                             =======      =======

                         MCNAUGHTON APPAREL GROUP INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

5.    INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                 January 30,  October 31,
                                    1999         1998
                                 -----------  -----------
                                     (In Thousands)
Tradenames and trademarks            $17,585      $17,500
Goodwill                              26,932       26,918
                                     -------      -------
                                      44,517       44,418
Less accumulated amortization          1,523          954
                                     -------      -------
                                     $42,994      $43,464
                                     =======      =======

6.   NOTES RECEIVABLE FROM MANAGEMENT STOCKHOLDERS

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

     As of January 30, 1999, the fair market value of the Company's Common Stock held by such persons was $10,195,685 and the fair market value of the stock pledged by the management stockholders as security for the loans was $3,808,336. The aggregate principal balance of all loans to management stockholders was $2,470,862. The loan balance set forth above reflects the required principal payments of $529,138 resulting from sales of Common Stock by management stockholders.

7.   FINANCING ARRANGEMENTS

     In connection with the Miss Erika acquisition, on September 30, 1997, the Company entered into a $140 million secured term loan and revolving credit facility with NationsBanc Commercial Corporation and The CIT Group/Commercial Services, Inc. (the "Prior Credit Agreement"). The proceeds were used to finance the acquisition and for ongoing working capital requirements of the Company and its subsidiaries. The Prior Credit Agreement provided for a $15 million term loan and $125 million revolving credit and letter of credit facility, and had an initial expiration date of October 2, 2000. Prior thereto, the Company's working capital requirements were funded by borrowings pursuant to its factoring agreement.

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

     Concurrent with the closing of the Jeri-Jo acquisition on June 18, 1998, the Company entered into a $175 million secured revolving credit and letter of credit facility with NationsBanc Commercial Corporation, The CIT Group/Commercial Services, Inc. and Fleet Bank N.A. (the "Current Credit Agreement"). The facility is used to finance ongoing working capital requirements of the Company and its subsidiaries. The Current Credit Agreement is a three-year secured revolving credit and letter of credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins below the prime rate at Nations Bank, N.A. or in excess of LIBOR rates. Presently, the interest rate under the Current Credit Agreement is 75 basis points below the prime rate (based upon the current prime rate, the interest rate under the Current Credit Agreement is 7.00% per annum). Available credit under the Current Credit Agreement is as follows: revolving credit advances not to exceed $60.0 million, documentary letters of

                         MCNAUGHTON APPAREL GROUP INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

7.   FINANCING ARRANGEMENTS (CONTINUED)

credit not to exceed $130.0 million and stand-by letters of credit not to exceed $45.0 million (including the $30.0 million stand-by letter of credit to secure the Company's cash contingent payment obligation in connection with the Jeri-Jo acquisition), with aggregate letters of credit not to exceed $160.0 million. Under the Current Credit Agreement, the aggregate credit available to the Company is equal to the lesser of (i) $175.0 million or (ii) the sum of 85% of eligible accounts receivable and 60% of eligible inventory. The Current Credit Agreement contains a number of restrictive covenants, including covenants which limit incurrence of liens and indebtedness, limit transactions with affiliates, acquisitions, sales of assets, investments and other restricted payments, and require that the Company maintain certain fixed charge coverage, cash flow coverage and leverage ratios and meet specified minimum levels of working capital and net worth. The Company and its subsidiaries guarantee the Company's obligations under the Current Credit Agreement and have granted a lien on substantially all of their respective assets to secure the obligations under the Current Credit Agreement. The weighted average interest rate on the revolving credit facility was 8.0% for fiscal 1998 and 7.0% for the first quarter of fiscal 1999. The Company continued to factor accounts receivable pursuant to factoring arrangements.

     On June 18, 1998, the Company also issued the Senior Notes due 2005. The proceeds of the Senior Notes were used to finance the Jeri-Jo acquisition and to refinance then existing indebtedness of the Company and Jeri-Jo. The Company's obligations under the Senior Notes are unsecured and are guaranteed by all of the Company's subsidiaries. The indenture governing the Senior Notes (the "Indenture") contains a number of restrictive covenants, including covenants which limit the incurrence of liens and indebtedness, limit transactions with affiliates, sales of assets, investments and other restricted payments.

     At January 30, 1999, the Company had indebtedness totaling $125.0 million of Senior Notes and had no borrowings under its revolving credit facility under the Current Credit Agreement. In addition at January 30, 1999, the Company had obligations under undrawn letters of credit in the aggregate face amount of approximately $88.6 million and had total additional available credit under the Current Credit Agreement of approximately $22.7 million pursuant to the borrowing base formula set forth therein.

8.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

                                                 January 30,       October 31,
                                                    1999              1998
                                                ------------------------------
                                                       (In Thousands)
     Interest on $125.0 million 12  1/2%
     Senior Notes                                   $2,605         $ 5,773
     Reserve for litigation                          2,500           2,500
     Contractual bonuses payable                        35           2,325
     Profit sharing contribution payable               872             720
     Other accrued expenses and current
       liabilities                                   2,067           2,311
                                                    ------         -------
                                                    $8,079         $13,629
                                                    ======         =======

9.   STOCK REPURCHASE

     The Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $7.5 million of the Company's Common Stock. Shares may be purchased from time to time in the open market and in block transactions. As of January 30, 1999, the Company has purchased a total of 651,000 shares at an aggregate cost of approximately $5.5 million. The Company's ability to repurchase shares of Common Stock is restricted by the Indenture and the Current Credit Agreement.

                         MCNAUGHTON APPAREL GROUP INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

10.  LEGAL PROCEEDINGS

     On July 14, 1998, Norton McNaughton of Squire, Inc.'s ("Norton") distribution and cutting contractors (collectively, "Plaintiffs"), filed an action in the New York State Supreme Court for New York County which, as amended, is entitled Cutting Edge Services, Inc. and Railroad Enterprises, Inc.
                     ----------------------------------------------------------
v. Norton McNaughton of Squire, Inc. and Norton McNaughton, Inc.  Plaintiffs
----------------------------------------------------------------
claim that Norton breached its contracts with them because, among other things, Miss Erika and Jeri-Jo failed to use Plaintiffs' services as allegedly required under Norton's contracts with Plaintiffs. The Company believes these contracts do not require Miss Erika or Jeri-Jo to utilize Plaintiffs' services. This action seeks substantial compensatory and punitive damages and related declaratory relief concerning rights under the contracts. On December 30, 1998, the Company and Norton moved to dismiss most of Plaintiffs' claims. The Company believes the claims are meritless and intends to defend this matter vigorously. There can be no assurance that the Company will be successful in defending the action or that any determination rendered would not have a material adverse effect on the business, financial condition, results of operations and cash flow of the Company.

     The Company is involved in certain other legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect on the Company's business, financial condition, results of operations and cash flow. In connection with the Cutting Edge Services, Inc. and Railroad Enterprises, Inc. lawsuit, as well as other pending litigation, the Company established a litigation reserve of $2.5 million in fiscal 1998 (see Note 8).

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

     Concurrent with the closing of the Jeri-Jo acquisition, the Company entered into the Current Credit Agreement, a $175.0 million secured revolving credit and letter of credit facility with NationsBanc Commercial Corporation, The CIT Group/Commercial Services, Inc. and Fleet Bank N.A. The facility is used to finance ongoing working capital requirements of the Company and its subsidiaries.

     On June 18, 1998, the Company also sold $125.0 million of unsecured 12 1/2% Senior Notes due 2005. The terms and conditions of the Senior Notes are governed by the Indenture. The proceeds of the Senior Notes were used to finance the Jeri-Jo acquisition and to refinance then existing indebtedness of the Company and Jeri-Jo. The Company's obligations under the Senior Notes are guaranteed by all of the Company's subsidiaries.

     The Company's business strategy is to expand its branded product lines, broaden its customer base and further develop its global product sourcing capabilities. A key component of this business strategy involves the selective acquisition of complimentary businesses and brands. In connection therewith, the Company completed the Miss Erika and Jeri-Jo acquisitions. As a result of the acquisitions, the following discussion of the Company's historical financial condition and results of operations is not necessarily indicative of future results.

     The Company's continuing focus on improving profitability has also led the Company to undertake certain merchandising initiatives to improve gross profit and gross profit margins with respect to the Norton McNaughton product lines. The Company has reduced the number of products (i.e., reduced the number of SKU's) offered in any particular collection of its Norton McNaughton product lines in an effort to minimize the number of unrelated items unsold by retailers at the end of a selling period and to reduce any related sales allowances. In addition, by taking advantage of product sourcing opportunities, the Company has been able to offer higher quality and more diverse products to retailers at lower price points in an effort to further enhance sales of Norton McNaughton products and to further reduce sales allowances. As a result of these initiatives, the Company anticipates that revenue levels in its Norton McNaughton product lines in fiscal 1999 will decrease from those in fiscal 1998.

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

    The Company contracts for the manufacture of all of its products and substantially all of its products are produced overseas. Contract manufacturing allows the Company to avoid significant capital expenditures for manufacturing facilities and the fixed costs of maintaining a large production work force. Foreign contract manufacturing allows it to take advantage of lower manufacturing costs, thereby allowing it to reduce prices to its customers. The Company believes that foreign sourcing for moderately-priced merchandise also allows it to avail itself of a well-equipped and skilled labor force, thereby allowing it to produce a higher quality, better-valued product for its customers. The Company offsets the longer lead-time necessary for foreign sourced fabrics and manufacturing by early and timely attention to production planning.

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

Results of Operations
---------------------

     The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the periods indicated, selected operating data as a percentage of net sales:

                                                  Thirteen Weeks Ended
                                           -------------------------------------
                                           January 30, 1999    January 31, 1998
                                           ----------------    -----------------
  Net sales                                      100.0%               100.0%
  Cost of goods sold                              77.2                 78.7
                                                -------               ------
  Gross profit                                    22.8                 21.3
  Selling, general and administrative expenses    20.0                 20.0
  Depreciation and amortization                    1.5                  0.6
                                                -------               ------
  Income from operations                           1.3                  0.7
  Interest expense and amortization of
     deferred financing costs                      6.8                  3.2
  Other income, net                               (0.2)                (0.1)
                                                -------               ------
  Loss before benefit for income taxes            (5.3)                (2.4)
  Benefit for income taxes                        (2.4)                (0.8)
                                                -------               ------
  Net loss                                        (2.9)%               (1.6)%
                                                =======               ======

Quarter Ended January 30, 1999 Compared to Quarter Ended January 31, 1998
-------------------------------------------------------------------------

     Net sales were $66.6 million for the first quarter of fiscal 1999 compared to $53.5 million for the first quarter of fiscal 1998. The increase in net sales of $13.1 million was primarily attributable to the addition of the Energie, Currants and Jamie Scott product lines of $20.2 million in net sales following the acquisition of Jeri-Jo on June 18, 1998. This increase was offset in part by a decrease in net sales of $4.3 million in the Norton McNaughton product lines, a decrease in net sales of $1.7 million, in the aggregate, due to the discontinuation of certain Norton divisions and a decrease of $1.2 million in the Erika product lines.

     Gross profit margin was 22.8% for the first quarter of fiscal 1999 compared to 21.3% for the first quarter of fiscal 1998. The increase in gross profit margin was primarily due to the addition of gross profit from the Energie, Currants and Jamie Scott product lines beginning on June 18, 1998, which experienced higher gross profit margins than those experienced in the Norton McNaughton and Erika product lines in the first quarter of fiscal 1998.

     Depreciation and amortization was $1.0 million for the first quarter of fiscal 1999 compared to $349,000 for the first quarter of fiscal 1998. The increase was primarily due to the amortization of goodwill resulting from the Jeri-Jo acquisition.

     Selling, general and administrative expenses ("SG&A" expenses) were $13.3 million, or 20.0% of net sales, in the first quarter of fiscal 1999 compared to $10.7 million, or 20.0% of net sales, in the first quarter of fiscal 1998. The increase in SG&A of $2.6 million resulted from the acquisition of Jeri-Jo.

     Interest expense increased to $4.5 million in the first quarter of fiscal 1999 from $1.7 million in the first quarter of fiscal 1998. The increase of $2.8 million was primarily attributable to incremental interest expense associated with debt used to acquire Jeri-Jo.

Liquidity and Capital Resources
-------------------------------

     The Company is highly leveraged. On January 30, 1999, the Company had indebtedness totaling $125.0 million of Senior Notes and had no borrowings under its revolving credit facility under the Current Credit Agreement. In addition, at January 30, 1999, the Company had obligations under undrawn letters of credit in the aggregate face amount of approximately $88.6 million and had total additional available credit under the Current Credit Agreement of approximately $22.7 million pursuant to the borrowing base formula set forth therein. The Company may be permitted to incur substantial additional indebtedness pursuant to the terms of the Current Credit Agreement.

     The Company's ability to make scheduled payments of principal or to pay the interest on, or to refinance its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Current Credit Agreement, will be adequate to meet the Company's liquidity needs for the foreseeable future.

     The Company's liquidity requirements arise from the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's primary sources of working capital are cash flow from operations and advances under the Current Credit Agreement. The Company's borrowing requirements for working capital purposes are seasonal, with peak working capital needs generally arising during the second and third fiscal quarters and extending through the fourth fiscal quarter. The Company had working capital of $102.2 million at January 30, 1999 as compared to $104.0 million at October 31, 1998. The decrease was caused primarily by the net loss for the first quarter of fiscal 1999.

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

     On June 18, 1998, a wholly-owned subsidiary of the Company completed the acquisition of Jeri-Jo, acquiring substantially all the assets and assuming substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. The purchase price paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition, (ii) the assumption of indebtedness of $10.9 million and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and its Common Stock in the event that certain earnings targets are achieved by Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. The Jeri-Jo purchase agreement requires that the Company pay at least 50% of the required contingent payment in cash. The aggregate contingent payment, if any, payable by the Company is equal to the excess of (1) the sum of (A) five times Jeri-Jo's average earnings before interest expense, income taxes, depreciation and amortization, as defined in the Jeri-Jo purchase agreement ("Jeri-Jo EBITDA"), for the two years ending June 30, 2000, plus (B) 0.50 times any such average Jeri-Jo EBITDA between $17.0 million and $20.0 million, plus (C) one times any such average Jeri-Jo EBITDA over $20.0 million, over (2) $55.0 million. Any additional consideration paid for Jeri-Jo will be accounted for as additional purchase price and will be reflected in intangible assets. The Company secured any obligation to pay the cash portion of the contingent payment by delivery of a stand-by letter of credit in the face amount of $30.0 million, which letter of credit may be drawn upon, in whole or in part, in certain circumstances, including in the event of a default under the cash contingent payment obligation, if any. The Company has agreed to cause offers and sales by the holders of any shares of Common Stock issued as a contingent payment to be registered under the Securities Act, including, if requested, in an underwritten offering. The Jeri-Jo purchase agreement provides that in certain events, the sellers under the Jeri-Jo purchase agreement will have the option to accelerate the Company's contingent payment obligation. In such events, the accelerated contingent payment obligation would be payable in cash in an amount equal to the amount by which (i) five times the greater of $17.0 million or an amount equal to Jeri-Jo's annualized EBITDA (as defined in the Jeri-Jo purchase agreement) at the time of such event exceeds (ii) $55.0 million. The Company intends to pay the cash portion of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. Jeri-Jo achieved Jeri-Jo EBITDA for the seven month period ended January 30, 1999 which, if sustained, will result in the payment of significant additional consideration, however, the Company cannot predict the amount of additional consideration that may be payable.

     Concurrent with the closing of the Jeri-Jo acquisition on June 18, 1998, the Company entered into the Current Credit Agreement, a $175 million secured revolving credit and letter of credit facility with NationsBanc Commercial Corporation, The CIT Group/Commercial Services, Inc. and Fleet Bank N.A. The facility is used to finance ongoing working capital requirements of the Company and its subsidiaries. The Current Credit Agreement is a three-year secured revolving credit and letter of credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins below the prime rate or in excess of LIBOR rates. Presently, the interest rate under the Current Credit Agreement is 75 basis points below the prime rate at Nations Bank, N.A. (based upon the current prime rate, the interest rate under the Current Credit Agreement is 7.00% per annum). Available credit under the Current Credit Agreement is as follows: revolving credit advances not to exceed $60.0 million, documentary letters of credit not to exceed $130.0 million and stand-by letters of credit not to exceed $45.0 million (including the $30.0 million stand-by letter of credit to secure the Company's cash contingent payment obligation in connection with the Jeri-Jo acquisition), with aggregate letters of credit not to exceed $160.0 million. Under the Current Credit Agreement, the aggregate credit available to the Company is equal to the lesser of (i) $175.0 million or (ii) the sum of 85% of eligible accounts receivable and 60% of eligible inventory. The Company and its subsidiaries guarantee the Company's obligations under the Current Credit Agreement and have granted a lien on substantially all of their respective assets to secure the obligations under the Current Credit Agreement. The weighted average interest rate on the revolving credit facility was 8.0% for fiscal 1998 and 7.0% for the first quarter of fiscal 1999. The Company continued to factor accounts receivable pursuant to factoring arrangements.

     On June 18, 1998, the Company also issued the Senior Notes due 2005. The proceeds of the Senior Notes were used to finance the Jeri-Jo acquisition and to refinance then existing indebtedness of the Company and Jeri-Jo. The Company's obligations under the Senior Notes are unsecured and are guaranteed by all of the Company's subsidiaries.

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

     The Company anticipates that in the remainder of fiscal 1999 it will incur capital expenditures of approximately $3.3 million to $3.6 million principally in connection with relocating its warehouse and distribution facility to the southeastern United States and the upgrade of its management information systems, which includes the Company's migration to new financial and warehouse management software packages. See "The Year 2000 Issue" below. The Company expects to finance these capital expenditures from internally generated funds and advances under the Current Credit Agreement. The expenditures required to modify portions of the Company's software so that it will function properly in the year 2000 will not have a material impact on the Company's business, operations, financial condition or cash flow. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

     The Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $7.5 million of the Company's Common Stock. Shares may be purchased from time to time in the open market and in block transactions. As of January 30, 1999, the Company had purchased a total of 651,000 shares at an aggregate cost of approximately $5.5 million. The Company's ability to repurchase shares of Common Stock is restricted by the Indenture and the Current Credit Agreement.

     The moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or profitability. Inflation is not expected to have a significant impact on the Company's business.

Seasonality
-----------

     Historically, the Company has achieved its highest sales in the fourth quarter and, to a lesser extent, the second quarter of each fiscal year. As a result of the Miss Erika and Jeri-Jo acquisitions, the Company anticipates that it will experience its highest sales in the second and fourth quarters. This pattern results primarily from the timing of shipments for each season, although the timing of shipments can vary from quarter to quarter and season to season. Spring season merchandise is generally shipped in the Company's second fiscal quarter between February and April, and fall season merchandise is generally shipped in the Company's fourth fiscal quarter between August and October.

The Year 2000 Issue
-------------------

     The Company is working to resolve the potential impact of the year 2000 (the "Year 2000") on its processing of date sensitive information and network systems. The nationwide issue which has arisen given the approach of the year 2000 is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, but not limited to a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company is continuing to assess its exposure to the Year 2000 problem, and has established a comprehensive approach to that exposure. Generally, the Company has Year 2000 exposure in the following areas: (i) financial and management operating computer systems used to manage the Company's business, and
(ii) computer systems used by third parties, in particular, financial institutions, customers and suppliers of the Company.

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

     Based on preliminary data, the Company estimates that its Year 2000 effort will have a nominal cost impact, although it can make no assurances as to the ultimate cost of the Year 2000 effort or the total cost of information systems. Such costs will be expensed as incurred, except to the extent such costs are incurred for the purchase or lease of capital equipment. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information. The Company expects to make some of the necessary modifications through its ongoing investment in system upgrades. The Company is in the process of updating its purchasing, production and shipping systems to be Year 2000 compliant and is in the process of implementing a new financial software package. The Company anticipates that these systems will be Year 2000 compliant by June 1999. The Company anticipates that it will incur approximately $600,000 in the remainder of fiscal 1999 in connection therewith.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and weighted-average interest rates by expected maturity dates for the Company's debt obligations at January 30, 1999.

                                                                  Fiscal Year
                                   ----------------------------------------------------------------------------
                                   1999       2000        2001         2002       2003     Thereafter     Total
                                   ----       ----        ----         ----       ----     ----------     -----
                                                              (Dollars In Thousands)
Short-term debt:
   Revolving credit                    -         -           -            -           -           -          -
   Prime rate less 75 basis points   7.0%        -           -            -           -           -        7.0%

Long-term debt:
   $125 million Senior Notes           -         -           -            -           -    $125,000   $125,000
    Interest rate                   12.5%     12.5%       12.5%        12.5%       12.5%       12.5%      12.5%

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On July 14, 1998, Norton McNaughton of Squire, Inc.'s ("Norton") distribution and cutting contractors (collectively, "Plaintiffs"), filed an action in the New York State Supreme Court for New York County which, as amended, is entitled Cutting Edge Services, Inc. and Railroad Enterprises, Inc.
                     ----------------------------------------------------------
v. Norton McNaughton of Squire, Inc. and Norton McNaughton, Inc.  Plaintiffs
----------------------------------------------------------------
claim that Norton breached its contracts with them because, among other things, Miss Erika and Jeri-Jo failed to use Plaintiffs' services as allegedly required under Norton's contracts with Plaintiffs. The Company believes these contracts do not require Miss Erika or Jeri-Jo to utilize Plaintiffs' services. This action seeks substantial compensatory and punitive damages and related declaratory relief concerning rights under the contracts. On December 30, 1998, the Company and Norton moved to dismiss most of Plaintiffs' claims. The Company believes the claims are meritless and intends to defend this matter vigorously. There can be no assurance that the Company will be successful in defending the action or that any determination rendered would not have a material adverse effect on the business, financial condition, results of operations and cash flow of the Company.

     The Company is involved in certain other legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect on the Company's business, financial condition, results of operations and cash flow. In connection with the Cutting Edge Services, Inc. and Railroad Enterprises, Inc. lawsuit, as well as other pending litigation, the Company established a litigation reserve of $2.5 million in fiscal 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 3.1 Certificate of Amendment of Certificate of Incorporation of McNaughton Apparel Group, Inc.

Exhibit 3.2   Certificate of Incorporation of McNaughton Apparel Group, Inc.

Exhibit 3.3 Certificate of Ownership and Merger of McNaughton Apparel Group Inc. into Norton McNaughton, Inc.

Exhibit 3.4 By-Laws of McNaughton Apparel Group Inc. (incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 No. 33-74200).

Exhibit 10.1 Third Amendment, dated as of March 15, 1999 to the Amended and Restated Financing Agreement, dated as of June 18, 1998 by and among McNaughton Apparel Group Inc., Norton McNaughton of Squire, Inc., Miss Erika Inc., Jeri-Jo Knitwear, Inc., the lenders party thereto, NationsBanc Commercial Corporation, as collateral agent for the lenders, The CIT Group/Commercial Services, Inc., as administrative agent for the lenders, and Fleet Bank N.A., as documentation agent for the lenders.

Exhibit 27    Financial Data Schedule (for SEC purposes only)

The Registrant filed no Current Reports on Form 8-K for the thirteen weeks ended January 30, 1999.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MCNAUGHTON APPAREL GROUP INC.
                                         -----------------------------
                                                (Registrant)

Date:  March 16, 1999                    By /s/ Amanda J. Bokman
                                         -----------------------------
                                         AMANDA J. BOKMAN
                                         Vice President, Chief Financial
                                         Officer, Secretary and Treasurer
                                         (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)