Form 10-Q
period 1999-05-01
MCNAUGHTON APPAREL GROUP INC
filed 1999-06-15
CIK 917692

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 1, 1999
                                         -----------


                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                 to
                                         ------------------------------------

     Commission File Number: 0-23440
                             -------


                         McNaughton Apparel Group Inc.
                         -----------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                      13-3747173
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                  463 Seventh Avenue, New York, N.Y.   10018
                  ------------------------------------------
                   (Address of principal executive offices)
                                  (Zip code)

                                (212) 947-2960
              ---------------------------------------------------
             (Registrant's telephone number, including area code)


              ---------------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)


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

Common Stock, $.01 Par Value, 7,428,435 shares as of June 14, 1999.

                               INDEX TO FORM 10-Q
                         McNaughton Apparel Group Inc.


                                                                                                       Page No.
                                                                                                       --------
PART I.  FINANCIAL INFORMATION
ITEM 1.

     Financial Statements:

        Consolidated Balance Sheets at May 1, 1999 (Unaudited)
        and October 31, 1998                                                                                 3

        Consolidated Statements of Operations for the thirteen and twenty-six weeks
        ended May 1, 1999 and May 2, 1998 (Unaudited)                                                        4

        Consolidated Statements of Stockholders' Equity for the twenty-six
        weeks ended May 1, 1999 (Unaudited)                                                                  5

        Consolidated Statements of Cash Flows for the twenty-six weeks
        ended May 1, 1999 and May 2, 1998 (Unaudited)                                                        6

        Notes to Consolidated Financial Statements (Unaudited)                                            7-12

     ITEM 2.

        Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                                        13-18

     ITEM 3.

        Quantitative and Qualitative Disclosures About Market Risk                                          19


PART II.  OTHER INFORMATION                                                                                 20

      ITEM 1.

      Legal Proceedings

      ITEM 4.

      Submission of matters to vote of security holders

      ITEM 5.

      Other Information

      ITEM 6.

      Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
                         McNaughton Apparel Group Inc.
                          Consolidated Balance Sheets

                                                                                        May 1,          October 31,
                                                                                         1999               1998
                                                                                      (Unaudited)           (Note)
                                                                                   -------------------------------------
                                                                                               (In Thousands)
Assets
Current assets:

  Cash                                                                                   $  4,184               $    205
  Due from factor                                                                          79,242                 85,998
  Inventory                                                                                39,075                 47,386
  Income taxes receivable and current deferred taxes                                        2,699                  2,522
  Prepaid expenses and other current assets                                                 1,784                  1,273
                                                                                         --------               --------
Total current assets                                                                      126,984                137,384

Fixed assets, net                                                                           8,952                  8,261

Notes receivable from management stockholders                                               2,471                  2,471

Intangible assets, net                                                                     42,445                 43,464

Deferred financing costs, net                                                               6,005                  6,348

Other assets                                                                                3,479                  3,661
                                                                                         --------               --------

Total assets                                                                             $190,336               $201,589
                                                                                         ========               ========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                                       $  6,534               $ 15,932
  Revolving credit loan                                                                         -                  3,839
  Accrued expenses and other current liabilities                                           14,533                 13,629
                                                                                         --------               --------
Total current liabilities                                                                  21,067                 33,400

12  1/2% Senior Notes due 2005                                                            125,000                125,000

Other long-term liabilities                                                                 1,688                  1,719
                                                                                         --------               --------
Total liabilities                                                                         147,755                160,119
                                                                                         --------               --------

Commitments and contingencies

Stockholders' equity:

  Common stock, $0.01 par value, authorized 20,000,000 shares, 8,079,435 and 8,065,429 shares issued, respectively, and 7,428,435 and 7,414,429
  shares outstanding, respectively                                                             81                     81

Capital in excess of par                                                                   23,951                 23,923

Retained earnings                                                                          24,084                 23,001

Treasury stock, at cost, 651,000 shares                                                    (5,535)                (5,535)
                                                                                         --------               --------

Total stockholders' equity                                                                 42,581                 41,470
                                                                                         --------               --------

Total liabilities and stockholders' equity                                               $190,336               $201,589
                                                                                         ========               ========

Note: The balance sheet at October 31, 1998 has been derived from the audited financial statements as of that date.
See accompanying notes.

                         McNaughton Apparel Group Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                    Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                                                 ---------------------------  -----------------------------
                                                                    May 1,         May 2,        May 1,          May 2,
                                                                     1999           1998          1999            1998
                                                                 -------------  ------------  -------------  --------------

                                       (In Thousands, Except Per Share Amounts)


Net sales                                                           $123,972        $94,116        $190,591       $147,624

Cost of goods sold                                                    95,184         76,080         146,636        118,191
                                                                    --------        -------        --------       --------

Gross profit                                                          28,788         18,036          43,955         29,433

Selling, general and administrative expenses                          17,511         13,290          30,810         23,963

Depreciation and amortization                                          1,005            402           2,036            751
                                                                    --------        -------        --------       --------

Income from operations                                                10,272          4,344          11,109          4,719

Interest expense and amortization of deferred financing costs          4,780          2,114           9,286          3,815

Other income, net                                                        (40)           (41)           (147)           (82)
                                                                    --------        -------        --------       --------

Income before provision for income taxes                               5,532          2,271           1,970            986

Provision for income taxes                                             2,490            955             887            515
                                                                    --------        -------        --------       --------

Net income                                                          $  3,042        $ 1,316        $  1,083       $    471
                                                                    ========        =======        ========       ========

Basic earnings per share:
Net income                                                             $0.41          $0.18           $0.15          $0.06
                                                                    ========        =======        ========       ========

Weighted average number of common shares outstanding                   7,428          7,413           7,424          7,412
                                                                    ========        =======        ========       ========

Diluted earnings per share:
Net income                                                             $0.41          $0.18           $0.15          $0.06
                                                                    ========        =======        ========       ========

Weighted average number of common shares outstanding
                                                                       7,494          7,423           7,457          7,427
   assuming dilution                                                ========        =======        ========       ========












See accompanying notes

                         McNaughton Apparel Group Inc.
                 Consolidated Statement of Stockholders' Equity
                   for the Twenty-Six Weeks Ended May 1, 1999
                                  (Unaudited)



                                            Common Stock                   Capital
                                            ------------                  in Excess     Retained       Treasury
                                               Shares        Amount        of Par       Earnings        Stock              Total
                                            ------------   -----------   -----------   -----------   ------------       -----------
                                                                       In Thousands)

Balance at October 31, 1998                       8,065            $81       $23,923       $23,001       $(5,535)           $41,470

Net income for the twenty-six weeks
   ended May 1, 1999                                  -              -             -         1,083             -              1,083

Issuance of 14,006 shares of common
   stock through the employee
   stock purchase plan                               14              -            28             -             -                 28
                                          -------------  ------------- ------------- ------------- -------------      -------------

Balance at May 1, 1999                            8,079            $81       $23,951       $24,084       $(5,535)           $42,581
                                          =============  ============= ============= ============= =============      =============



See accompanying notes.

                         McNaughton Apparel Group Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                                Twenty-Six Weeks Ended
                                                                                      -----------------------------------------
                                                                                             May 1,                    May 2,
                                                                                              1999                      1998
                                                                                      ------------------------------------------
                                                                                                     (In Thousands)

Net income                                                                                    $ 1,083               $    471

Adjustments to reconcile net loss to net cash provided by
   (used for) operating activities:
   Depreciation and amortization of fixed assets                                                  925                    637
   Amortization of intangible assets and deferred financing costs                               1,740                    582


Changes in operating assets and liabilities:
   Due from factor                                                                              6,756                 (4,620)
   Inventory                                                                                    8,311                 (6,993)
   Income taxes receivable and current deferred taxes                                            (177)                   687
   Prepaid expenses and other current assets                                                     (511)                  (152)
   Other assets                                                                                   182                 (1,417)
   Accounts payable                                                                            (9,398)                 1,129
   Accrued expenses and other current liabilities                                                 904                 (1,047)
   Other long-term liabilities                                                                    (31)                    10
                                                                                              -------               --------
Net cash provided by (used for) operating activities                                            9,784                (10,713)
                                                                                              -------               --------

Investing activities
Purchase of fixed assets                                                                       (1,616)                (1,077)
Additional purchase price                                                                         (92)                  (133)
                                                                                              -------               --------
Net cash used for investing activities                                                         (1,708)                (1,210)
                                                                                              -------               --------

Financing activities
Net (repayments) advances under revolving credit agreement                                     (3,839)                13,042
Deferred financing costs                                                                         (286)                     -
Proceeds from issuance of common stock                                                             28                     12
Repayment of term loan                                                                              -                 (1,500)
                                                                                              -------               --------
Net cash (used for) provided by financing activities                                           (4,097)                11,554
                                                                                              -------               --------

Increase (decrease) in cash                                                                     3,979                   (369)
Cash at beginning of period                                                                       205                    529
                                                                                              -------               --------
Cash at end of period                                                                         $ 4,184               $    160
                                                                                              =======               ========

Supplemental disclosures
   Income taxes paid                                                                          $   230               $     50
   Interest paid                                                                              $ 8,070               $  3,367




See accompanying notes.

                         McNaughton Apparel Group Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.   Summary of Significant Accounting Policies

Basis of Presentation

    The accompanying unaudited consolidated financial statements of McNaughton Apparel Group Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation of the Company's financial position at May 1, 1999 and the results of operations for the thirteen weeks and twenty-six weeks ended May 1, 1999 and May 2, 1998 and cash flows for the twenty-six weeks ended May 1, 1999 and May 2, 1998 have been included.
These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Operating results for the thirteen weeks and twenty-six weeks ended May 1, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending November 6, 1999.

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

Earnings Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period and the effect of dilutive options outstanding during the period using the treasury stock method. For the thirteen weeks and twenty-six weeks ended May 1, 1999, the dilutive effect of options outstanding during the period using the treasury stock method was 66,000 shares and 33,000 shares, respectively. For the thirteen weeks and twenty-six weeks ended May 2, 1998, the dilutive effect of options outstanding during the period using the treasury stock method was 10,000 shares and 15,000 shares, respectively.

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

                         McNaughton Apparel Group Inc.
             Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

2.   Acquisitions

Miss Erika
----------

     On September 30, 1997, a wholly-owned subsidiary of the Company completed the acquisition of substantially all the assets and the assumption of substantially all the liabilities of Miss Erika, a privately-held manufacturer of women's moderately-priced apparel. The purchase price of Miss Erika consisted of $24.0 million in cash paid at the closing, the assumption of $2.5 million of indebtedness and certain other contractual obligations. In addition, the Company has agreed to pay an additional contingent payment in cash and/or the Company's, $0.01 par value, common stock ("Common Stock") in the event that certain earnings targets are achieved by Miss Erika for the two fiscal years ending November 6, 1999. The aggregate contingent payment, if any, payable by the Company is equal to the amount by which four times the average of Miss Erika's earnings before interest expense, income taxes, depreciation and amortization, as defined in the Miss Erika purchase agreement ("Miss Erika EBITDA"), for the two fiscal years ending November 6, 1999, exceeds $24.0 million. Any additional consideration paid for Miss Erika will be accounted for as additional purchase price and will be reflected in intangible assets. At the Company's discretion, the Company may, subject to a maximum number of shares, pay all or any portion of the contingent payment in shares of Common Stock. The Miss Erika purchase agreement limits the number of shares of Common Stock payable by the Company to a number of shares which, after giving effect to their issuance, does not exceed 12% of the aggregate number of outstanding shares of Common Stock at the time of payment. The Company has agreed to cause any shares of Common Stock issued as a contingent payment to be registered under the Securities Act. The Company intends to pay the cash portion, if any, of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. Miss Erika achieved Miss Erika EBITDA during fiscal 1998 and to date during fiscal 1999 which, if sustained in for the remainder of fiscal 1999, will result in the payment of significant additional consideration, however, the Company cannot predict the amount of additional consideration that may be payable.

Jeri-Jo
-------

     On June 18, 1998, a wholly-owned subsidiary of the Company completed the acquisition of Jeri-Jo acquiring substantially all the assets and assuming substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. The purchase price paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition, (ii) the assumption of indebtedness of $10.9 million and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and its Common Stock in the event that certain earnings targets are achieved by Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. The Jeri-Jo purchase agreement requires that the Company pay at least 50% of the required contingent payment in cash. The aggregate contingent payment, if any, payable by the Company is equal to the excess of (1) the sum of (A) five times Jeri-Jo's average earnings before interest expense, income taxes, depreciation and amortization, as defined in the Jeri-Jo purchase agreement ("Jeri-Jo EBITDA"), for the two years ending June 30, 2000, plus (B) 0.50 times any such average Jeri-Jo EBITDA between $17.0 million and $20.0 million, plus (C) one times any such average Jeri-Jo EBITDA over $20.0 million, over (2) $55.0 million. Any additional consideration paid for Jeri-Jo will be accounted for as additional purchase price and will be reflected in intangible assets. The Company has secured any obligation to pay the cash portion of the contingent payment by delivery of a stand-by letter of credit in the face amount of $30.0 million, which letter of credit may be drawn upon, in whole or in part, in certain circumstances, including in the event of a default under the cash contingent payment obligation, if any. The Company has agreed to cause offers and sales by the holders of any shares of Common Stock issued as a contingent payment to be registered under the Securities Act, including, if requested, in an underwritten offering. The Jeri-Jo purchase agreement provides that in certain events, the sellers under the Jeri-Jo purchase agreement will have the option to accelerate the Company's contingent payment obligation. In such events, the accelerated contingent payment obligation would be payable in cash in an amount equal to the amount by which (i) five times the greater of $17.0 million or an amount equal to Jeri-Jo's annualized EBITDA (as defined in the Jeri-Jo purchase agreement) at the time of such event exceeds (ii) $55.0 million. The Company intends to pay the cash portion of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. Jeri-Jo achieved Jeri-Jo EBITDA for the ten month period ended May 1, 1999 which, if sustained, will result in the payment of significant additional consideration, however, the Company cannot predict the amount of additional consideration that may be payable.

2.                         Acquisitions (continued)

     The acquisitions were accounted for as purchases, and Miss Erika's and Jeri-Jo's results are included in the consolidated statements of operations beginning September 30, 1997 and June 18, 1998, respectively. The unaudited pro forma consolidated results of operations for the thirteen weeks and twenty-six weeks ended May 2, 1998, assuming consummation of the Jeri-Jo acquisition and related financings at the beginning of the respective periods are as follows:

                                                      Thirteen Weeks                    Twenty-Six Weeks
                                                    Ended May 2, 1998                   Ended May 2, 1998
                                        -----------------------------------------------------------------------
                                             As reported          Pro forma         As reported     Pro forma
                                        -----------------------------------------------------------------------
                                                         (In Thousands, Except Per Share Amounts)
Net sales                                    $94,116            $112,625             $147,624        $187,739
Income from operations                       $ 4,344            $  7,579             $  4,719        $ 10,010
Depreciation and amortization                $   402            $    961             $    751        $  1,882
Net income                                   $ 1,316            $  1,549             $    471        $    371
Net income per share:
   Basic                                     $  0.18            $   0.21             $   0.06        $   0.05
   Diluted                                   $  0.18            $   0.21             $   0.06        $   0.05

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

3.  Sales to Major Customers

    For the thirteen weeks ended May 1, 1999 and May 2, 1998, net sales made to three customers were approximately 21.6%, 12.1%, and 10.9%, and approximately 24.4%, 11.6% and 13.9%, respectively. For the twenty-six weeks ended May 1, 1999 and May 2, 1998, net sales made to three customers were approximately 21.8%, 12.7%, and 11.6%, and approximately 20.9%, 13.2% and 12.1%, respectively.

4.    Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market.

Inventories consist of the following:

                                                     May 1,        October 31,
                                                      1999            1998
                                                -----------------  -----------
                                                         (In Thousands)

 Raw materials                                     $ 2,293          $ 3,733
 Work in process                                     1,130            1,158
 Finished goods                                     35,652           42,495
                                                   -------          -------
                                                   $39,075          $47,386
                                                   =======          =======

5.  Intangible Assets

 Intangible assets consist of the following:


                                                          May 1,      October 31,
                                                          1999           1998
                                                         -------        -------
                                                             (In Thousands)
 Tradenames and trademarks                                $17,592      $17,500
 Goodwill                                                  26,932       26,918
                                                          -------      -------
                                                           44,524       44,418
 Less accumulated amortization                              2,079          954
                                                          -------      -------
                                                          $42,445      $43,464
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

     As of May 1, 1999, the fair market value of the Company's Common Stock held by such persons was $12,610,453 and the fair market value of the stock pledged by the management stockholders as security for the loans was $4,710,311. The aggregate principal balance of all loans to management stockholders was $2,470,862. The loan balance set forth above reflects the required principal payments of $529,138 resulting from sales of Common Stock by management stockholders.

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

     Concurrent with the closing of the Jeri-Jo acquisition on June 18, 1998, the Company entered into a $175 million secured revolving credit and letter of credit facility with NationsBanc Commercial Corporation, The CIT Group/Commercial Services, Inc. and Fleet Bank N.A. (the "Current Credit Agreement"). The facility is used to finance ongoing working capital requirements of the Company and its subsidiaries. The Current Credit Agreement is a three-year secured revolving credit and letter of credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins below the prime rate at Nations Bank, N.A. or in excess of LIBOR rates. Presently, the interest rate under the Current Credit Agreement is 50 basis points below the prime rate (based upon the current prime rate, the interest rate under the Current Credit Agreement is 7.25% per annum). Available credit under the Current Credit Agreement is as follows: revolving credit advances not to exceed $60.0 million, documentary letters of credit not to exceed $130.0 million and stand-by letters of credit not to exceed $45.0 million (including the $30.0 million stand-by letter of credit to secure the Company's cash contingent payment obligation in connection with the Jeri-Jo acquisition), with aggregate letters of credit not to exceed $160.0 million. Under the Current Credit Agreement, the aggregate credit available to the Company is equal to the lesser of (i) $175.0 million or (ii) the sum of 85% of eligible accounts receivable and 60% of eligible inventory. The Current Credit Agreement contains a number of restrictive covenants, including covenants which limit incurrence of liens and indebtedness, limit transactions with affiliates, acquisitions, sales of assets, investments and other restricted payments, and require that the Company maintain certain fixed charge coverage, cash flow coverage and leverage ratios and meet specified minimum levels of working capital and net worth. The Company and its subsidiaries guarantee the Company's obligations under the Current Credit Agreement and have granted a lien on substantially all of their respective assets to secure the obligations under the Current Credit Agreement. The weighted average interest rate on the revolving credit facility was 8.0% for fiscal 1998 and 7.1% for the first half of fiscal 1999. The Company continued to factor accounts receivable pursuant to factoring arrangements.

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

     At May 1, 1999, the Company had indebtedness totaling $125.0 million of Senior Notes and had no borrowings under its revolving credit facility under the Current Credit Agreement. In addition, at May 1, 1999, the Company had obligations under undrawn letters of credit in the aggregate face amount of approximately $91.5 million and had total additional available credit under the Current Credit Agreement of approximately $39.4 million pursuant to the borrowing base formula set forth therein.

8.   Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consist of the following:

                                                         May 1,                       October 31,
                                                          1999                          1998
                                                      -----------------------------------------
                                                                     (In Thousands)
        Interest on $125.0 million 12 1/2%
          Senior Notes                                    $ 6,511                      $  5,773
        Reserve for litigation                              2,500                         2,500
        Contractual bonuses payable                         1,877                         2,325
        Profit sharing contribution payable                   328                           720
        Other accrued expenses and current                  3,317                         2,311
          liabilities                                     -------                       -------
                                                          $14,533                       $13,629
                                                          =======                       =======



9.    Stock Repurchase

     The Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $7.5 million of the Company's Common Stock. Shares may be purchased from time to time in the open market and in block transactions. As of May 1, 1999, the Company has purchased a total of 651,000 shares at an aggregate cost of approximately $5.5 million. The Company's ability to repurchase shares of Common Stock is restricted by the Indenture and the Current Credit Agreement.

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

     This Management's Discussion and Analysis contains forward-looking information about the Company's anticipated operating results. The Company's ability to achieve its projected results is dependent on many factors which are outside of management's control. Some of the most significant factors would be a deterioration in retailing conditions for women's and junior's apparel, an increase in price pressures and other competitive factors, any of which could result in an unanticipated decrease in gross profit margins, unanticipated problems arising with the integration of Miss Erika's and Jeri-Jo's businesses, the unanticipated loss of a major customer, the unanticipated loss of a major contractor or supplier, year 2000 issues, particularly with respect to the Company's vendors and customers, unanticipated problems arising out of Norton McNaughton of Squire's relocation of its distribution function to South Carolina where the activities will be performed "in-house", and weather conditions which could impact retail traffic and the Company's ability to ship on a timely basis. Accordingly, there can be no assurance that the Company will achieve its anticipated operating results.

Results of Operations
---------------------

     The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the periods indicated, selected operating data as a percentage of net sales:

                                                        Thirteen Weeks Ended       Twenty-Six Weeks Ended
                                                     --------------------------  --------------------------
                                                     May 1, 1999   May 2, 1998   May 1, 1999   May 2, 1998
                                                     ------------  ------------  ------------  ------------
Net sales                                                  100.0%        100.0%        100.0%        100.0%
Cost of goods sold                                          76.8          80.8          76.9          80.1
                                                           -----         -----         -----         -----
Gross profit                                                23.2          19.2          23.1          19.9
Selling, general and administrative expenses                14.1          14.1          16.2          16.2
Depreciation and amortization                                0.8           0.5           1.1           0.5
                                                           -----         -----         -----         -----
Income from operations                                       8.3           4.6           5.8           3.2
Interest expense and amortization of
   deferred financing costs                                  3.9           2.3           4.9           2.6
Other income, net                                           (0.1)         (0.1)         (0.1)         (0.1)
                                                           -----         -----         -----         -----
Income before provision for income taxes                     4.5           2.4           1.0           0.7
Provision for income taxes                                   2.0           1.0           0.4           0.4
                                                           -----         -----         -----         -----
Net income                                                   2.5%          1.4%          0.6%          0.3%
                                                           =====         =====         =====         =====

Quarter Ended May 1, 1999 Compared to Quarter Ended May 2, 1998
---------------------------------------------------------------

     Net sales were $124.0 million for the second quarter of fiscal 1999 compared to $94.1 million for the second quarter of fiscal 1998. The increase in net sales of $29.9 million was primarily attributable to the addition by the Energie, Currants and Jamie Scott product lines of $27.3 million in net sales following the acquisition of Jeri-Jo on June 18, 1998 and an increase in net sales in the Erika product lines of $10.7 million. This increase was offset in part by a decrease in net sales of $8.7 million in the Norton McNaughton product lines .

     Gross profit margin was 23.2% for the second quarter of fiscal 1999 compared to 19.2% for the second quarter of fiscal 1998. The increase in gross profit margin was primarily due to the addition of gross profit from the Energie, Currants and Jamie Scott product lines beginning on June 18, 1998. This increase was offset in part by a decrease in the gross profit margin of the Norton McNaughton product lines in the second quarter of fiscal 1999.

     Selling, general and administrative expenses ("SG&A" expenses) were $17.5 million, or 14.1% of net sales, in the second quarter of fiscal 1999 compared to $13.3 million, or 14.1% of net sales, in the second quarter of fiscal 1998. The increase in SG&A of $4.2 million resulted primarily from the acquisition of Jeri-Jo and an increase in other SG&A expenses.

     Depreciation and amortization was $1.0 million for the second quarter of fiscal 1999 compared to $400,000 for the second quarter of fiscal 1998. The increase was primarily due to the amortization of goodwill resulting from the Jeri-Jo acquisition.

     Interest expense increased to $4.8 million in the second quarter of fiscal 1999 from $2.1 million in the second quarter of fiscal 1998. The increase of $2.7 million was primarily attributable to incremental interest expense associated with debt incurred to acquire Jeri-Jo.

Twenty-Six Weeks Ended May 1, 1999 Compared to Twenty-Six Weeks Ended May 2,
----------------------------------------------------------------------------
1998
----

     Net sales were $190.6 million for the first half of fiscal 1999 compared to $147.6 million for the first half of fiscal 1998. The increase in net sales of $43.0 million was primarily attributable to the addition by the Jeri-Jo product lines of $47.6 million following the acquisition of Jeri-Jo on June 18, 1998 and an increase in net sales in the Erika product lines of $9.6 million. These increases were offset in part by a decrease in net sales of $15.7 million in the Norton McNaughton product lines.

     The gross profit margin was 23.1% for the first half of fiscal 1999 compared to 19.9% for first half of fiscal 1998. The increase in gross profit margin was primarily due to the addition of gross profit from the Energie, Currants and Jamie Scott product lines beginning June 18, 1998. This increase was offset in part by a decrease in the gross profit margin of the Norton McNaughton product lines in the first half of fiscal 1999.

     SG&A expenses were $30.8 million, or 16.2% of net sales, in the first half of fiscal 1999 compared to $24.0 million, or 16.2% of net sales, in the first half of fiscal 1998. The increase in SG&A of $6.8 million resulted primarily from the acquisition of Jeri-Jo and an increase in other SG&A expenses.

     Depreciation and amortization was $2.0 million for the first half of fiscal 1999 compared to $800,000 for the first half of fiscal 1998. The increase was primarily due to the amortization of goodwill resulting from the Jeri-Jo acquisition.

     Interest expense increased to $9.3 million in the first half of fiscal 1999 from $3.8 million in the first half of fiscal 1998. The increase of $5.5 million was primarily attributable to incremental interest expense associated with debt incurred to acquire Jeri-Jo.

Liquidity and Capital Resources
-------------------------------

     The Company is highly leveraged. On May 1, 1999, the Company had indebtedness totaling $125.0 million of Senior Notes and had no borrowings under its revolving credit facility under the Current Credit Agreement. In addition, at May 1, 1999, the Company had obligations under undrawn letters of credit in the aggregate face amount of approximately $91.5 million and had total additional available credit under the Current Credit Agreement of approximately $39.4 million pursuant to the borrowing base formula set forth therein. The Company may be permitted to incur substantial additional indebtedness pursuant to the terms of the Current Credit Agreement.

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

     The Company's liquidity requirements arise from the funding of the Company's working capital needs, primarily inventory and accounts receivable, and will arise from the additional consideration payable in connection with the Miss Erika acquisition and Jeri-Jo acquisition. The Company's primary sources of working capital are cash flow from operations and advances under the Current Credit Agreement. The Company's borrowing requirements for working capital purposes are seasonal, with peak working capital needs generally arising during the second and third fiscal quarters and extending through the fourth fiscal quarter. The Company had working capital of $105.9 million at May 1, 1999 as compared to $104.0 million at October 31, 1998.

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

     On September 30, 1997, a wholly-owned subsidiary of the Company completed the acquisition of substantially all the assets and the assumption of substantially all the liabilities of Miss Erika, a privately-held manufacturer of women's moderately-priced apparel. The purchase price of Miss Erika consisted of $24.0 million in cash paid at the closing, the assumption of $2.5 million of indebtedness and certain other contractual obligations. In addition, the Company has agreed to pay an additional contingent payment in cash and/or Common Stock in the event that certain earnings targets are achieved by Miss Erika for the two fiscal years ending November 6, 1999. The aggregate contingent payment, if any, payable by the Company is equal to the amount by which four times the average of Miss Erika's earnings before interest expense, income taxes, depreciation and amortization, as defined in the Miss Erika purchase agreement ("Miss Erika EBITDA"), for the two fiscal years ending November 6, 1999, exceeds $24.0 million. Any additional consideration paid for Miss Erika will be accounted for as additional purchase price and will be reflected in intangible assets. At the Company's discretion, the Company may, subject to a maximum number of shares, pay all or any portion of the contingent payment in shares of Common Stock. The Miss Erika purchase agreement limits the number of shares of Common Stock payable by the Company to a number of shares which, after giving effect to their issuance, does not exceed 12% of the aggregate number of outstanding shares of Common Stock at the time of payment. The Company has agreed to cause any shares of Common

Stock issued as a contingent payment to be registered under the Securities Act. The Company intends to pay the cash portion, if any, of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. Miss Erika achieved Miss Erika EBITDA during fiscal 1998 and to date during fiscal 1999 which, if sustained for the remainder of fiscal 1999, will result in the payment of significant additional consideration, however, the Company cannot predict the amount of additional consideration that may be payable.

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

     On June 18, 1998, a wholly-owned subsidiary of the Company completed the acquisition of Jeri-Jo, acquiring substantially all the assets and assuming substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. The purchase price paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition, (ii) the assumption of indebtedness of $10.9 million and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and its Common Stock in the event that certain earnings targets are achieved by Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. The Jeri-Jo purchase agreement requires that the Company pay at least 50% of the required contingent payment in cash. The aggregate contingent payment, if any, payable by the Company is equal to the excess of (1) the sum of (A) five times Jeri-Jo's average earnings before interest expense, income taxes, depreciation and amortization, as defined in the Jeri-Jo purchase agreement ("Jeri-Jo EBITDA"), for the two years ending June 30, 2000, plus (B) 0.50 times any such average Jeri-Jo EBITDA between $17.0 million and $20.0 million, plus (C) one times any such average Jeri-Jo EBITDA over $20.0 million, over (2) $55.0 million. Any additional consideration paid for Jeri-Jo will be accounted for as additional purchase price and will be reflected in intangible assets. The Company secured any obligation to pay the cash portion of the contingent payment by delivery of a stand-by letter of credit in the face amount of $30.0 million, which letter of credit may be drawn upon, in whole or in part, in certain circumstances, including in the event of a default under the cash contingent payment obligation, if any. The Company has agreed to cause offers and sales by the holders of any shares of Common Stock issued as a contingent payment to be registered under the Securities Act, including, if requested, in an underwritten offering. The Jeri-Jo purchase agreement provides that in certain events, the sellers under the Jeri-Jo purchase agreement will have the option to accelerate the Company's contingent payment obligation. In such events, the accelerated contingent payment obligation would be payable in cash in an amount equal to the amount by which (i) five times the greater of $17.0 million or an amount equal to Jeri-Jo's annualized EBITDA (as defined in the Jeri-Jo purchase agreement) at the time of such event exceeds (ii) $55.0 million. The Company intends to pay the cash portion of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. Jeri-Jo achieved Jeri-Jo EBITDA for the ten month period ended May 1, 1999 which, if sustained, will result in the payment of significant additional consideration, however, the Company cannot predict the amount of additional consideration that may be payable.

     Concurrent with the closing of the Jeri-Jo acquisition on June 18, 1998, the Company entered into the Current Credit Agreement, a $175 million secured revolving credit and letter of credit facility with NationsBanc Commercial Corporation, The CIT Group/Commercial Services, Inc. and Fleet Bank N.A. The facility is used to finance ongoing working capital requirements of the Company and its subsidiaries. The Current Credit Agreement is a three-year secured revolving credit and letter of credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins below the prime rate or in excess of LIBOR rates. Presently, the interest rate under the Current Credit Agreement is 50 basis points below the prime rate at Nations Bank, N.A. (based upon the current prime rate, the interest rate under the Current Credit Agreement is 7.25% per annum). Available credit under the Current Credit Agreement is as follows: revolving credit advances not to exceed $60.0 million, documentary letters of credit not to exceed $130.0 million and stand-by letters of credit not to exceed $45.0 million (including the $30.0 million stand-by letter of credit to secure the Company's cash contingent payment obligation in connection with the Jeri-Jo acquisition), with aggregate letters of credit not to exceed $160.0 million. Under the Current Credit Agreement, the aggregate credit available to the Company is equal to the lesser of (i) $175.0 million or (ii) the sum of 85% of eligible accounts receivable and 60% of eligible inventory. The Company and its subsidiaries guarantee the Company's obligations under the Current Credit Agreement and have granted a lien on substantially all of their respective assets to secure the obligations under the Current Credit Agreement. The weighted average interest rate on the revolving credit facility was 8.0% for fiscal 1998 and 7.1% for the first half of fiscal 1999. The Company continued to factor accounts receivable pursuant to factoring arrangements.

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

     The Company anticipates that in the remainder of fiscal 1999 it will incur capital expenditures of approximately $2.5 million to $2.8 million principally in connection with relocating Norton's warehouse and distribution facility to the southeastern United States and the upgrade of the Company's management information systems, which includes the Company's migration to new financial and warehouse management software packages. The Company expects that it will incur a total of approximately $3.4 million to $3.7 million in connection with the relocation of Norton's warehouse and distribution facility during fiscal 1999 and 2000. The Company expects to finance these capital expenditures from internally generated funds and advances under the Current Credit Agreement. The expenditures required to modify portions of the Company's software so that it will function properly in the year 2000 will not have a material impact on the Company's business, operations, financial condition or cash flow. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. See "The Year 2000 Issue" below.

     The Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $7.5 million of the Company's Common Stock. Shares may be purchased from time to time in the open market and in block transactions. As of May 1, 1999, the Company had purchased a total of 651,000 shares at an aggregate cost of approximately $5.5 million. The Company's ability to repurchase shares of Common Stock is restricted by the Indenture and the Current Credit Agreement.

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

     The Company has taken an inventory of all systems and software in order to identify all business and computer applications, so that it can identify potential compliance problems. The Company has initiated communications with all of its significant customers, suppliers, contractors and major systems developers to determine their plans to remedy any Year 2000 issues that arise in their business. The Company is compiling a database of information based upon these responses, which is expected to be updated throughout fiscal 1999. To the extent problems are identified, the Company will implement corrective procedures, where necessary, then test the applications for Year 2000 compliance. The Company expects to complete this project prior to December 31, 1999. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and would not have a material adverse effect on the Company's systems.

     The Company estimates that its Year 2000 effort will have a nominal cost impact, although it can make no assurances as to the ultimate cost of the Year 2000 effort or the total cost of information systems. Such costs will be expensed as incurred, except to the extent such costs are incurred for the purchase or lease of capital equipment. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information. The Company expects to make some of the necessary modifications through its ongoing investment in system upgrades. The Company is in the process of updating its purchasing, production and shipping systems to be Year 2000 compliant and is in the process of implementing a new financial software package. The Company anticipates that these systems will be Year 2000 compliant by July 1999. The Company anticipates that it will incur approximately $400,000 in the remainder of fiscal 1999 in connection therewith.

     If the Company is unsuccessful in completing remediation of non-compliant systems, and if customers or vendors cannot rectify Year 2000 issues, the Company could incur additional costs, which may be substantial, to develop alternative methods of managing its business and replacing non-compliant equipment, and may experience delays in receipts from vendors, shipments to customers, or payments to vendors. The Company is in the process of developing contingency plans for critical functions in the event of non-compliance by its customers and vendors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and weighted-average interest rates by expected maturity dates for the Company's debt obligations at May 1, 1999.


                                                        Fiscal Year
                                                        -----------

                                   1999        2000        2001         2002         2003   Thereafter       Total
                                   ----        ----        ----         ----         ----  -------------  -----------
                                                                     (Dollars In Thousands)
Short-term debt:
   Revolving credit                    -        -             -               -          -          -          -
   Prime rate less 50 basis points  7.25%       -             -               -          -          -       7.25%

Long-term debt:
   $125 million Senior Notes           -        -             -                -         -   $125,000   $125,000
    Interest rate                   12.5%    12.5%         12.5%            12.5%     12.5%      12.5%      12.5%

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

Item 4.  Submission of Matters to Vote of Security Holders

          The Company's annual meeting of stockholders was held on March 15, 1999. The following directors were elected:


                                          WITHHOLDING
          NAME                    FOR      AUTHORITY
          -------------------  ---------  -----------

          Sanford Greenberg..  5,551,858        1,942
          Peter Boneparth....  5,551,858        1,942
          Amanda J. Bokman...  5,551,824        1,976
          Stuart Bregman.....  5,551,858        1,942
          Bradley P. Cost....  5,551,858        1,942
          Ben Mayo...........  5,551,858        1,942
          Robert Siegel......  5,551,858        1,942

     The appointment of Ernst & Young LLP as independent auditors for the fiscal year ended November 6, 1999 was ratified with 5,552,458 shares voting in favor, 1,342 shares voting against and no shares abstaining.

Item 5.  Other Information

     On June 7, 1999, McNaughton Apparel Group Inc. announced that its Board of Directors had appointed Peter Boneparth as its Chief Executive Officer. Mr. Boneparth succeeds Sanford Greenberg who will continue in an active role as Chairman. Mr. Boneparth also retains his titles of President and Chief Operating Officer. In connection therewith, the Company entered into Amended and Restated Employment Agreements with Messrs. Greenberg and Boneparth, which extended the initial terms of their employment agreements to November 2, 2001 and November 1, 2003, respectively.


Item 6.  Exhibits and Reports on Form 8-K

Exhibit 3.1  Certificate of Amendment of Certificate of Incorporation of
             McNaughton Apparel Group Inc. (incorporated herein by reference to
             Exhibit 3.1 of the Registrant's Form 10-Q for the quarter ended
             January 30, 1999).

Exhibit 3.2  Certificate of Incorporation of McNaughton Apparel Group, Inc.
             (incorporated herein by reference to Exhibit 3.2 of the Registrant's
             Form 10-Q for the quarter ended January 30, 1999).

Exhibit 3.3  Certificate of Ownership and Merger of McNaughton Apparel Group
             Inc. into Norton McNaughton, Inc. (incorporated herein by reference to
             Exhibit 3.3 of the Registrant's Form 10-Q for the quarter ended
             January 30, 1999).

Exhibit 3.4 By-Laws of McNaughton Apparel Group Inc. (incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 No. 33-74200).

Exhibit 10.1 Agreement of lease dated May 14, 1999, between North Point Park,
             LLC and McNaughton Apparel Holdings Inc.

Exhibit 10.1a  First Amendment, dated May 27, 1999, to Agreement of Lease dated
               May 14, 1999, between North Point Park, LLC and McNaughton Apparel
               Holdings Inc.

Exhibit 10.2   Agreement of Guaranty dated May 14, 1999, between North Point
               Park, LLC and McNaughton Apparel Group Inc.

Exhibit 10.3 Amended and Restated Employment Agreement dated June 7, 1999, between Norton McNaughton of Squire, Inc. and Sanford Greenberg.

Exhibit 10.4 Amended and Restated Employment Agreement dated June 7, 1999, between Norton McNaughton of Squire, Inc. and Peter Boneparth.

Exhibit 27     Financial Data Schedule (for SEC purposes only)


The Registrant filed no Current Reports on Form 8-K for the thirteen weeks ended May 1, 1999.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MCNAUGHTON APPAREL GROUP INC.
                                             (Registrant)
Date:  June 15, 1999                    By /s/Amanda J. Bokman
                                           -------------------------
                                        AMANDA J. BOKMAN
                                        Vice President, Chief
                                        Financial Officer,
                                        Secretary and Treasurer
                                        (Duly Authorized Officer
                                        and Principal Financial
                                        and Accounting Officer)

                         MCNAUGHTON APPAREL GROUP INC.
                                 463 7TH AVENUE
                               NEW YORK, NY 10018



                                        June 15, 1999


VIA EDGAR
---------
Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, DC 20549


RE:  McNaughton Apparel Group Inc.
     -----------------------------


Dear Sir or Madam:

     McNaughton Apparel Group Inc. (formerly, Norton McNaughton, Inc.) and Subsidiaries (the "Company"), pursuant to the Securities Exchange Act of 1934 (the "Act") and the rules and regulations thereunder, transmits herewith for filing with the Securities and Exchange Commission under the Act the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1999 together with all exhibits thereto.

     If you have any questions or comments concerning the enclosed documents, please telephone the undersigned at any time at (212) 971-8374.

                                        Very truly yours,

                                        MCNAUGHTON APPAREL GROUP INC.
                                        /s/ Amanda J. Bokman
                                        --------------------
                                        Amanda J. Bokman
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer