Form 10-Q
period 1999-07-31
MCNAUGHTON APPAREL GROUP INC
filed 1999-09-14
CIK 917692

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 31, 1999
                                         -------------

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                  to
                                         ------------------------------------

     Commission File Number: 0-23440
                             -------

                         McNaughton Apparel Group Inc.
                         -----------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                 13-3747173
----------------------------------------    ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation  or organization)

                   463 Seventh Avenue, New York, N.Y. 10018
      ---------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip code)

                                (212) 947-2960
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

              ___________________________________________________
                (Former name, former address and former fiscal
                      year, if changed since last report)

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

Common Stock, $.01 Par Value, 7,445,324 shares as of September 14, 1999.

                               INDEX TO FORM 10-Q
                         McNaughton Apparel Group Inc.

                                                                               Page No.
                                                                               --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.

     Financial Statements:

        Consolidated Balance Sheets at July 31, 1999 (Unaudited)
        and October 31, 1998                                                         3

        Consolidated Statements of Operations for the thirteen and
        thirty-nine weeks ended July 31, 1999 and August 1, 1998 (Unaudited)         4

        Consolidated Statements of Stockholders' Equity for the thirty-nine
        weeks ended July 31, 1999 (Unaudited)                                        5

        Consolidated Statements of Cash Flows for the thirty-nine weeks
        ended July 31, 1999 and August 1, 1998 (Unaudited)                           6

        Notes to Consolidated Financial Statements (Unaudited)                    7-13

     ITEM 2.

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                   14-20

     ITEM 3.

     Quantitative and Qualitative Disclosures About Market Risk                     21


PART II.  OTHER INFORMATION                                                         22

     ITEM 1.

     Legal Proceedings

     ITEM 6.

     Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements

                         McNaughton Apparel Group Inc.
                          Consolidated Balance Sheets
                            (Dollars in Thousands)

                                                                                              July 31,           October 31,
                                                                                                1999                 1998
                                                                                            (Unaudited)             (Note)
                                                                                             ----------           ---------
Assets
Current assets:
  Cash                                                                                         $ 23,572            $    205
  Due from factor                                                                                58,141              85,998
  Inventory                                                                                      46,875              47,386
  Income taxes receivable                                                                         3,583               2,522
  Prepaid expenses and other current assets                                                       1,407               1,273
                                                                                               --------            --------
Total current assets                                                                            133,578             137,384

Fixed assets, net of accumulated depreciation of $5,191 and $3,731 respectively                   8,999               8,261

Notes receivable from management stockholders                                                     2,287               2,471

Intangible assets                                                                                41,889              43,464

Deferred financing costs                                                                          5,687               6,348

Other assets                                                                                      3,392               3,661
                                                                                               --------            --------
Total assets                                                                                   $195,832            $201,589
                                                                                               ========            ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                            $  9,210            $ 15,932
   Revolving credit loans                                                                             -               3,839
   Accrued expenses and other current liabilities                                                14,851              13,629
                                                                                               --------            --------
Total current liabilities                                                                        24,061              33,400

12 1/2% Senior Notes due 2005                                                                   125,000             125,000
Other long-term liabilities                                                                       1,673               1,719
                                                                                               --------            --------
Total liabilities                                                                               150,734             160,119

Commitments and contingencies

Stockholders' equity:

   Common stock, $0.01 par value, authorized 20,000,000 shares, 8,095,658 and
   8,065,429 shares issued, respectively, and 7,444,658 and 7,414,429 shares
   outstanding, respectively                                                                         81                  81

   Capital in excess of par                                                                      23,985              23,923

   Retained earnings                                                                             26,567              23,001

   Treasury stock, at cost, 651,000 shares                                                       (5,535)             (5,535)
                                                                                               --------            --------
Total stockholders' equity                                                                       45,098              41,470
                                                                                               --------            --------
Total liabilities and stockholders' equity                                                     $195,832            $201,589
                                                                                               ========            ========

Note: The balance sheet at October 31, 1998 has been derived from the audited financial statements as of that date.

See accompanying notes.

                         McNaughton Apparel Group Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                          Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                                      ----------------------------   -------------------------
                                                                        July 31,         August 1,     July 31,    August 1,
                                                                          1999             1998          1999        1998
                                                                      -----------      -----------   -----------   -----------
                                                                               (In Thousands, Except Per Share Amounts)
Net sales                                                             $    92,856      $    79,967   $   283,447  $    227,591

Cost of goods sold                                                         67,757           60,764       214,393       178,955
                                                                      -----------      -----------   -----------   -----------

Gross profit                                                               25,099           19,203        69,054        48,636

Selling, general and administrative expenses                               14,977           13,730        45,787        37,693

Depreciation and amortization                                               1,323              633         3,359         1,384
                                                                      -----------      -----------   -----------   -----------

Income from operations                                                      8,799            4,840        19,908         9,559

Other expense (income):
   Interest expense                                                         4,384            3,237        13,670         7,052
   Interest income                                                            (99)             (44)         (246)         (126)
                                                                      -----------      -----------   -----------   -----------

Income before provision for
   income taxes and extraordinary item                                      4,514            1,647         6,484         2,633
Provision for income taxes                                                  2,031            1,191         2,918         1,706
                                                                      -----------      -----------   -----------   -----------

Income before extraordinary item                                            2,483              456         3,566           927
Extraordinary item, net of tax                                                  -           (1,161)            -        (1,161)
                                                                      -----------      -----------   -----------   -----------

Net income (loss)                                                     $     2,483      $      (705)  $     3,566   $      (234)
                                                                      ===========      ===========   ===========   ===========

Basic earnings per share:
Income before extraordinary item                                      $      0.33      $      0.06   $      0.48   $      0.13
Extraordinary item, net of tax                                                  -            (0.16)            -         (0.16)
                                                                      -----------      -----------   -----------   -----------

Net income (loss)                                                     $      0.33      $     (0.10)  $      0.48   $     (0.03)
                                                                      ===========      ===========   ===========   ===========

Weighted average number of common shares                                    7,434            7,413         7,427         7,412
                                                                      ===========      ===========   ===========   ===========

Diluted earnings per share:
Income before extraordinary item                                      $      0.32      $      0.06   $      0.47   $      0.13
Extraordinary item, net of tax                                                  -            (0.15)            -         (0.16)
                                                                      -----------      -----------   -----------   -----------

Net income (loss)                                                     $      0.32      $     (0.09)  $      0.47   $     (0.03)
                                                                      ===========      ===========   ===========   ===========

Weighted average number of common shares assuming dilution                  7,856            7,536         7,590         7,458
                                                                      ===========      ===========   ===========   ===========

See accompanying notes.

                         McNaughton Apparel Group Inc.
                Consolidated Statements of Stockholders' Equity
                 for the Thirty-Nine Weeks Ended July 31, 1999
                                  (Unaudited)


                                                                             Capital
                                                    Common Stock            in Excess       Retained       Treasury
                                                    ------------
                                               Shares         Amount         of Par         Earnings         Stock          Total
                                            ------------    -----------    -----------     -----------    ------------   -----------
                                                                                  (In Thousands)
Balance at October 31, 1998                       8,065             $81        $23,923         $23,001        $(5,535)       $41,470

Net income for the thirty-nine weeks
   ended July 31, 1999                                -               -              -           3,566              -          3,566

Issuance of 30,063 shares of common
   stock through the employee
   stock purchase plan                               30               -             62               -              -             62
                                          -------------   -------------  -------------   -------------  -------------  -------------

Balance at July 31, 1999                          8,095             $81        $23,985         $26,567        $(5,535)       $45,098
                                          =============   =============  =============   =============  =============  =============

See accompanying notes.

                         McNaughton Apparel Group Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                          Thirty-Nine Weeks Ended
                                                                                          -----------------------

                                                                                      July 31,               August 1,
                                                                                        1999                    1998
                                                                                 ------------------------------------------
                                                                                               (In Thousands)
Net income (loss)                                                                $            3,566      $             (234)

Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
     Depreciation and amortization of fixed assets                                             1,461                    984
     Amortization of intangibles                                                               2,855                  1,130
     Write-off of deferred financing costs                                                         -                  1,161

Changes in operating assets and liabilities:
     Due from factor, net                                                                     27,857                  7,952
     Inventory                                                                                   511                (15,965)
     Refundable income taxes                                                                  (1,061)                   988
     Prepaid expenses and other current assets                                                  (134)                (1,156)
     Other assets                                                                                 36                   (120)
     Accounts payable                                                                         (6,722)                (4,995)
     Accrued expenses and other current liabilities                                            1,222                    930
     Other long-term liabilities                                                                 (46)                    15
                                                                                 -------------------     ------------------
Net cash provided by (used for) operating activities                                          29,545                 (9,310)
                                                                                 -------------------     ------------------

Investing activities
Notes receivable from management stockholders                                                    184                    184
Purchase of net assets of Jeri-Jo, net of cash of $1,312                                           -                (54,145)
Additional purchase price                                                                        (92)                     -
Purchase of fixed assets                                                                      (2,199)                (1,666)
                                                                                 -------------------     ------------------
Net cash used for investing activities                                                        (2,107)               (55,627)
                                                                                 -------------------     ------------------
Financing activities
Net repayments under revolving credit agreement                                               (3,839)               (28,579)
Payments on term loan                                                                              -                (15,000)
Proceeds from issuance of common stock                                                            62                     20
Deferred financing costs                                                                        (294)                (5,686)
Repayment of acquired company's debt                                                               -                (10,900)
Issuance of 12  1/2% Senior Notes due 2005                                                         -                125,000
                                                                                 -------------------     ------------------
Net cash (used for) provided by financing activities                                          (4,071)                64,855
                                                                                 -------------------     ------------------
Increase (decrease) in cash                                                                   23,367                    (82)
Cash at beginning of period                                                                      205                    529
                                                                                 -------------------     ------------------
Cash at end of period                                                            $            23,572      $             447
                                                                                 ===================     ==================

Supplemental disclosures
   Income taxes paid                                                             $               557     $              150
   Interest paid                                                                 $            15,991     $            4,471

See accompanying notes.

                         MCNAUGHTON APPAREL GROUP INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Summary of Significant Accounting Policies

Basis of Presentation

    The accompanying unaudited consolidated financial statements of McNaughton Apparel Group Inc. and its wholly-owned Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation of the Company's financial position at July 31, 1999 and the results of operations for the thirteen weeks and thirty-nine weeks ended July 31, 1999 and August 1, 1998 and cash flows for the thirty-nine weeks ended July 31, 1999 and August 1, 1998 have been included. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen weeks and thirty-nine weeks ended July 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending November 6, 1999.

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

     Deferred financing costs were incurred in connection with obtaining the Company's current revolving credit agreement and the Company's issuance of 12 1/2% Senior Notes due 2005 (the "Senior Notes"). Such deferred financing costs are being amortized on a straight-line basis over the three-year term of the current financing agreement and over the seven-year term of the Senior Notes.

Earnings Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period and the effect of dilutive options outstanding during the period using the treasury stock method. For the thirteen and thirty-nine weeks ended July 31, 1999, the dilutive effect of options outstanding during the period using the treasury stock method was approximately 422,000 shares and approximately 163,000 shares, respectively. For the thirteen and thirty-nine weeks ended August 1, 1998, the dilutive effect of options outstanding during the period using the treasury stock method was approximately 123,000 shares and approximately 46,000 shares, respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
2.   Acquisitions

Miss Erika
----------
     On September 30, 1997, a wholly owned subsidiary of the Company completed the acquisition of substantially all the assets and the assumption of substantially all the liabilities of Miss Erika, Inc. ("Miss Erika") a privately-held manufacturer of women's moderately priced apparel. The purchase price of Miss Erika consisted of $24.0 million in cash paid at the closing, the assumption of $2.5 million of indebtedness and certain other contractual obligations. In addition, the Company has agreed to pay an additional contingent payment in cash and/or Common Stock in the event that certain earnings targets are achieved by Miss Erika for the two fiscal years ending November 6, 1999. The aggregate contingent payment payable by the Company is equal to the amount by which four times the average of Miss Erika's earnings before income taxes, depreciation and amortization, as defined in the Miss Erika purchase agreement ("Miss Erika EBITDA"), for the two fiscal years ending November 6, 1999, exceeds $24.0 million. The additional consideration paid for Miss Erika will be accounted for as additional purchase price and will be reflected in intangible assets. At the Company's discretion, the Company may, subject to a maximum number of shares, pay all or any portion of the contingent payment in shares of Common Stock. The Miss Erika purchase agreement, as originally executed, limited the number of shares of Common Stock payable by the Company to a number of shares which, after giving effect to their issuance, did not exceed 12% of the aggregate number of outstanding shares of Common Stock at the time of payment. Following the early payment of a portion of the Miss Erika earn-out obligation described below, this percentage limit was amended to 2.822%. The Company has agreed to cause any shares of Common Stock issued as a contingent payment to be registered under the Securities Act.

     On August 4, 1999, the Company retired 64.3% of the earn-out obligation payable to the sellers of Miss Erika for $10.0 million in cash. The portion of the earn-out obligation which was retired was owned by two investment funds and their affiliates who were interested in monetizing their portion of the contingent earn-out payment due to closure of the funds in which these investments were held. The remaining earn-out obligation, representing 35.7%, continues to be governed by the original earn-out provisions described above. This remaining interest is held substantially by members of the current Miss Erika management team, none of whom desired to exercise the option of receiving a potentially discounted early payment of the contingent earn-out. The Company intends to pay the cash portion of the remaining contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. Miss Erika achieved Miss Erika EBITDA during fiscal 1998 and to date during fiscal 1999 which, if sustained for the remainder of fiscal 1999, will result in the payment of significant additional consideration, however, the Company cannot predict the amount of additional consideration that may be payable.

     In connection with the foregoing, the Company amended the indenture dated as of June 18, 1998 governing the Senior Notes (the "Indenture") to provide for, among other matters, the early extinguishment of a portion of the outstanding earn-out obligation payable to certain of the sellers of Miss Erika and to restrict the amount of cash that may be paid with respect to the Company's earn-out obligation incurred in connection with its acquisition of Jeri-Jo.

Jeri-Jo
-------
     On June 18, 1998, a wholly owned subsidiary of the Company completed the acquisition of Jeri-Jo Knitwear Inc. and Jamie Scott, Inc. (collectively "Jeri-Jo"), acquiring substantially all the assets and assuming substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. The purchase price paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition,
(ii) the assumption of indebtedness of $10.9 million and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and its Common Stock in the event that certain earnings targets are achieved by Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. The Jeri-Jo purchase agreement requires that the Company pay at least 50% of the required contingent payment in cash. The aggregate contingent payment, if any, payable by the Company is equal to the excess of (1) the sum of (A) five times Jeri-Jo's average earnings before income taxes, depreciation and amortization, as defined in the Jeri-Jo purchase agreement ("Jeri-Jo EBITDA"), for the two years ending June 30, 2000, plus (B)
0.50 times any such average Jeri-Jo EBITDA between $17.0 million and $20.0 million, plus (C) one times any such average Jeri-Jo EBITDA over $20.0 million, over (2) $55.0 million. Any additional consideration paid for Jeri-Jo will be accounted for as additional purchase price and will be reflected in intangible assets. The Company secured its obligation to pay the cash portion of the contingent payment by delivery of a stand-by letter of credit in the face amount of $30.0 million, which letter of credit may be drawn upon, in whole or in part, in certain circumstances, including in the event of a default under the cash contingent payment obligation. Pursuant to the Indenture, the Company may pay up to a maximum of 75% of the contingent payment in cash. The Company intends to pay the cash portion of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. Jeri-Jo achieved Jeri-Jo EBITDA for the thirteen month period ended July 31, 1999 which, if sustained, will result in the payment of significant additional consideration, however, the Company cannot predict the amount of additional consideration that may be payable.

                  Notes to Consolidated  Financial Statements
                                  (Unaudited)

2.   Acquisitions (continued)

     The acquisitions were accounted for as purchases, and Miss Erika's and Jeri-Jo's results are included in the consolidated statements of operations beginning September 30, 1997 and June 18, 1998, respectively. The proforma unaudited consolidated results of operations for the thirteen and thirty-nine weeks ended August 1, 1998, assuming consummation of the Jeri-Jo acquisition and related financings at the beginning of the period is as follows:

                                                        Thirteen Weeks             Thirty-Nine Weeks
                                                     Ended August 1, 1998         Ended August 1, 1998
                                                  ------------------------      ------------------------
                                                  As reported    Pro forma      As reported    Pro forma
                                                  -----------    ---------      -----------    ---------
                                                          (In thousands, except per share amounts)
Net sales                                         $    79,967    $  90,087       $  227,591    $ 277,826
Income from operations                            $     4,840    $   7,299       $    9,559    $  17,309
Depreciation and amortization                     $       633    $     883       $    1,384    $   2,765
Income before extraordinary item                  $       456    $     989       $      927    $   1,360
Net income (loss)                                 $      (705)   $    (172)      $     (234)   $     199
Earnings per share:
   Basic - income before
      extraordinary item                          $      0.06    $    0.13      $      0.13    $    0.18
                                                  ===========    =========      ===========    =========
   Basic - net income (loss)                      $     (0.10)   $   (0.02)     $     (0.03)   $    0.03
                                                  ===========    =========      ===========    =========
   Diluted - income before
      extraordinary item                          $      0.06    $    0.13      $      0.13    $    0.18
                                                  ===========    =========      ===========    =========
   Diluted - net income (loss)                    $     (0.09)   $   (0.02)     $     (0.03)   $    0.03
                                                  ===========    =========      ===========    =========

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

3.  Sales to Major Customers

    For the thirteen weeks ended July 31, 1999 and August 1, 1998, net sales made to three customers were approximately 14.9%, 13.7%, and 13.2%, and approximately 15.9%, 13.8% and 12.5%, respectively. For the thirty-nine weeks ended July 31, 1999 and August 31, 1998, net sales made to three customers were approximately 19.6%, 12.8%, and 12.3%, and approximately 19.3%, 13.0% and 12.6%, respectively.

4.    Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market.

Inventories consist of the following:

                                                July 31,        October 31,
                                                  1999             1998
                                                --------         -------
                                                    (In Thousands)

      Raw materials                              $ 1,136         $ 3,733
      Work in process                              1,193           1,158
      Finished goods                              44,546          42,495
                                                 -------         -------
                                                 $46,875         $47,386
                                                 =======         =======

                  Notes to Consolidated  Financial Statements
                                  (Unaudited)


5.   Intangible Assets

     Intangible assets consist of the following:

                                           July 31,   October 31,
                                             1999        1998
                                           ----------------------
                                              (In Thousands)
     Tradenames and trademarks              $17,592       $17,500
     Goodwill                                26,932        26,918
                                            -------       -------
                                             44,524        44,418
     Less accumulated amortization           (2,635)          954
                                            -------       -------
                                            $41,889       $43,464
                                            =======       =======

6.   Notes Receivable from Management Stockholders

     In 1993, the Company loaned certain management stockholders $3,000,000 in the aggregate. Each loan is evidenced by a limited recourse promissory note with interest accruing at 5.84% per annum. The Company's recourse on the promissory notes is limited to the management stockholders' pledges of a portion of their common stock, $0.01 par value ("Common Stock") of the Company.

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

     As of July 31, 1999, the fair market value of the Company's Common Stock pledged by the management stockholders as security for the loans was $7,215,795, and the aggregate principal balance of all loans to management stockholders was $2,286,568. The loan balance set forth above reflects the required principal payments of $713,432 resulting from sales of Common Stock by management stockholders.

7.   Financing Arrangements and Extraordinary Item

     In connection with the Miss Erika acquisition on September 30, 1997, the Company entered into a $140.0 million secured term loan and revolving credit facility with NationsBanc Commercial Corporation and The CIT Group/Commercial Services, Inc. (the "Prior Credit Agreement"). The proceeds were used to finance the acquisition and for ongoing working capital requirements of the Company and its subsidiaries. The Prior Credit Agreement provided for a $15.0 million term loan and $125.0 million revolving credit and letter of credit facility, and had an initial expiration date of October 2, 2000. Prior thereto, the Company's working capital requirements were funded by borrowings pursuant to its factoring agreement.

     The Prior Credit Agreement provided for interest to be paid monthly in arrears on revolving credit loan balances at an annual rate equal to the prime rate at NationsBank, N.A. less 0.25%. Interest on the term loan was at an annual rate equal to the prime rate at NationsBank, N.A. plus 0.25% and required monthly principal payments of $250,000 on the first day of each month and a final installment of $6.25 million on October 2, 2000.

     Concurrent with the closing of the Jeri-Jo acquisition on June 18, 1998, the Company entered into a $175.0 million secured revolving credit and letter of credit facility with NationsBanc Commercial Corporation, The CIT Group/Commercial Services, Inc. and Fleet Bank N.A. (the "Current Credit Agreement"). The facility is used to finance ongoing working capital requirements of the Company and its subsidiaries. The Current Credit Agreement is a three-year secured revolving credit and letter of credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins below the prime rate at Nations Bank, N.A. or in excess of LIBOR rates. Presently, the interest rate under the Current Credit Agreement is 50 basis points below the prime rate (based upon the current prime rate, the interest rate under the Current Credit Agreement is 7.50% per annum). Available credit under the Current Credit Agreement is as follows: revolving credit advances not to exceed $60.0 million, documentary letters of credit not to exceed $130.0 million and stand-by letters of credit not to exceed $45.0 million (including the $30.0 million stand-by letter of credit to secure the Company's cash contingent payment obligation in connection with the Jeri-Jo acquisition), with aggregate letters of credit not to exceed

                  Notes to Consolidated  Financial Statements
                                  (Unaudited)

7.   Financing Arrangements and Extraordinary Item (continued)

$160.0 million. Under the Current Credit Agreement, the aggregate credit available to the Company is equal to the lesser of (i) $175.0 million or (ii) the sum of 85% of eligible accounts receivable and 60% of eligible inventory. The Current Credit Agreement contains a number of restrictive covenants, including covenants which limit incurrence of liens and indebtedness, limit transactions with affiliates, acquisitions, sales of assets, investments and other restricted payments, and require that the Company maintain certain fixed charge coverage, cash flow coverage and leverage ratios and meet specified minimum levels of working capital and net worth. The Company and its subsidiaries guarantee the Company's obligations under the Current Credit Agreement and have granted a lien on substantially all of their respective assets to secure the obligations under the Current Credit Agreement. The weighted average interest rate on the revolving credit facility was 8.0% for fiscal 1998 and 7.2% for the first nine months of fiscal 1999. The Company continued to factor accounts receivable pursuant to factoring arrangements.

     On June 18, 1998, the Company also issued the Senior Notes due 2005. The proceeds of the Senior Notes were used to finance the Jeri-Jo acquisition and to refinance then existing indebtedness of the Company and Jeri-Jo. The Company's obligations under the Senior Notes are unsecured and are guaranteed by all of the Company's subsidiaries. The Indenture contains a number of restrictive covenants, including covenants which limit the incurrence of liens and indebtedness, limit transactions with affiliates, sales of assets, investments and other restricted payments. On August 3, 1999, the Company executed the First Supplemental Indenture, which amended the Indenture to provide for, among other matters, the early extinguishment of a portion of the outstanding earn-out obligation payable to certain of the sellers of Miss Erika and to restrict the amount of cash that may be paid with respect to the Company's earn-out obligation incurred in connection with its acquisition of Jeri-Jo.

     The extraordinary item, net of tax, of $1.2 million resulted from the write-off of deferred financing costs of $2.0 million associated with the early extinguishment of the Prior Credit Agreement on June 18, 1998.

     At July 31, 1999, the Company had indebtedness totaling $125.0 million of Senior Notes and had no borrowings under its revolving credit facility under the Current Credit Agreement. In addition, at July 31, 1999, the Company had obligations under undrawn letters of credit in the aggregate face amount of approximately $92.7 million and had total additional available credit under the Current Credit Agreement of approximately $31.2 million pursuant to the borrowing base formula set forth therein.

8.   Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consist of the following:

                                                   July 31,      October 31,
                                                    1999            1998
                                                  -------------------------
                                                        (In Thousands)
     Interest on $125.0 million 12  1/2%
     Senior Notes                                 $ 2,605        $ 5,773
     Reserve for litigation                         2,700          2,500
     Contractual bonuses payable                    2,327          2,325
     Profit sharing contribution payable              574            720
     Federal income taxes payable                   3,132              -
     Other accrued expenses and current
     liabilities                                    3,513          2,311
                                                  -------        -------
                                                  $14,851        $13,629
                                                  =======        =======

9.   Income Tax Provision

     The provision for income taxes includes additional provisions of $500,000 and $600,000 for the third quarter of fiscal 1998 and the first nine months of fiscal 1998, respectively, in connection with the estimated effects of a resolution of Federal income tax audits covering fiscal 1991 through fiscal 1995, and the corresponding effect on state and local taxes in those fiscal years.

                  Notes to Consolidated  Financial Statements
                                  (Unaudited)

10.  Stock Repurchase

     The Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $7.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. As of July 31, 1999, the Company has purchased a total of 651,000 shares at an aggregate cost of approximately $5.5 million. The Company's Current Credit Agreement and the Indenture limit the amounts which may be expended on stock purchases.

11.  Legal Proceedings

     On July 14, 1998, Norton McNaughton of Squire, Inc.'s ("Squire") distribution and cutting contractors, Railroad Enterprises, Inc. ("Railroad") and Cutting Edge Services, Inc. ("Cutting Edge"), respectively (collectively, "Plaintiffs"), filed an action in the New York State Supreme Court for New York County which, as amended, was entitled Cutting Edge Services, Inc. and Railroad
                                       ----------------------------------------
Enterprises, Inc. v. Norton McNaughton of Squire, Inc. and Norton McNaughton,
-----------------------------------------------------------------------------
Inc.  Plaintiffs had claimed that Squire breached its contracts with them
----
because, among other things, Miss Erika and Jeri-Jo had failed to use Plaintiffs' services as allegedly required under Norton's contracts with Plaintiffs. This action sought substantial compensatory and punitive damages and related declaratory relief concerning rights under the contracts. In connection with the Cutting Edge and Railroad lawsuit, as well as other pending litigation, the Company established a litigation reserve of $2.5 million in fiscal 1998.

     On August 9, 1999, the Company and Squire entered into an agreement between Squire, Railroad and Cutting Edge (the "Agreement"), pursuant to which, among other matters, the foregoing lawsuit was terminated and Squire purchased certain assets of Railroad and Cutting Edge, including fixed assets, machinery and equipment at their facilities, and Railroad's and Cutting Edge's rights under their existing agreements with Squire. The purchase price (the "Purchase Price") was $5.5 million payable as follows: $3.0 million at closing; thereafter, $108,333.33 per month, payable at month-end from July 31, 1999 through March 31, 2000, and $508,333.33 per month payable at month-end from April 30, 2000 through May 31, 2000, $408,333.33 payable on June 30, 2000, and
$100,000 payable on December 31, 2000.

     The Agreement also provided for the termination of Squire's existing long-term agreements with Railroad (distribution) and Cutting Edge (cutting). Railroad has agreed to manage the assets Squire purchased and to continue performing all of Squire's receiving, warehousing and distribution services from Railroad's New Jersey facilities until Squire relocates such operations to South Carolina which relocation is expected to occur in the summer of 2000, and to bear all of the costs in connection therewith. Finally, Squire has also retained Railroad to provide consulting services relating to the relocation of its warehouse and distribution facilities to South Carolina for a total fee of $500,000 payable on a monthly basis over a one-year period.

     Pursuant to the Agreement, Railroad and Cutting Edge have agreed to obtain releases from their landlords of Squire's limited guarantees of Railroad's and Cutting Edge's warehouse leases. To the extent that those releases are not obtained, the Purchase Price will be reduced by the amount due under the guarantees, which totals approximately $800,000. In addition, the Agreement provides for the early termination of Squire's East Rutherford, New Jersey piece goods warehouse sublease from Cutting Edge effective September 30, 1999.

     The Company is involved in certain other legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect on the Company's financial position, results of operations and cash flow.

12.  Shareholder Rights Plan

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

                  Notes to Consolidated  Financial Statements
                                  (Unaudited)

12.  Shareholder Rights Plan (continued)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Events
-------------

     On August 4, 1999, the Company retired 64.3% of the earn-out obligation payable to the sellers of Miss Erika for $10.0 million in cash. The portion of the earn-out obligation which was retired was owned by two investment funds and their affiliates who were interested in monetizing their portion of the contingent earn-out payment due to closure of the funds in which these investments were held. The remaining earn-out obligation, representing 35.7%, continues to be governed by the original earn-out provisions described above. This remaining interest is held substantially by members of the current Miss Erika management team, none of whom desired to exercise the option of receiving a potentially discounted early payment of the contingent earn-out.

     On August 9, 1999, the Company and Squire entered into the Agreement between Squire, Railroad and Cutting Edge pursuant to which, among other matters, the foregoing lawsuit was terminated and Squire purchased certain assets of Railroad and Cutting Edge, including fixed assets, machinery and equipment at their facilities, and Railroad's and Cutting Edge's rights under their existing agreements with Squire. The Purchase Price was $5.5 million payable as follows: $3.0 million at closing; thereafter, $108,333.33 per month, payable at month-end from July 31, 1999 through March 31, 2000, and $508,333.33 per month payable at month-end from April 30, 2000 through May 31, 2000, $408,333.33 payable on June 30, 2000, and $100,000 payable on December 31, 2000.

     The Agreement also provided for the termination of Squire's existing long-term agreements with Railroad (distribution) and Cutting Edge (cutting). Railroad has agreed to manage the assets Squire purchased and to continue performing all of Squire's receiving, warehousing and distribution services from Railroad's New Jersey facilities until Squire relocates such operations to South Carolina in the summer of 2000, and to bear all of the costs in connection therewith. Finally, Squire has also retained Railroad to provide consulting services relating to the relocation of its warehouse and distribution facilities to South Carolina for a total fee of $500,000 payable on a monthly basis over a one-year period.

     Pursuant to the Agreement, Railroad and Cutting Edge have agreed to obtain releases from their landlords of Squire's limited guarantees of Railroad's and Cutting Edge's warehouse leases. To the extent that those releases are not obtained, the Purchase Price will be reduced by the amount due under the guarantees, which totals approximately $800,000. In addition, the Agreement provides for the early termination of Squire's East Rutherford, New Jersey piece goods warehouse sublease from Cutting Edge effective September 30, 1999.

General
-------

     The Company's business strategy is to expand its branded product lines, broaden its customer base and further develop its global product sourcing capabilities. A key component of this business strategy involves the selective acquisition of complimentary businesses and brands. In connection therewith, the Company completed the Miss Erika and Jeri-Jo acquisitions. As a result of the Company's recent acquisitions, the following discussion of the Company's historical financial condition and results of operations is not necessarily indicative of future results.

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

Results of Operations
---------------------

     The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the periods indicated, selected operating data as a percentage of net sales:

                                                   Thirteen Weeks Ended                         Thirty-Nine Weeks Ended
                                      --------------------------------------------     -----------------------------------------
                                          July 31, 1999           August 1, 1998          July 31, 1999          August 1, 1998
                                      ------------------      --------------------     -----------------      ------------------
Net sales                                          100.0%                    100.0%                100.0%                  100.0%
Cost of goods sold                                  73.0                      76.0                  75.6                    78.6
                                      ------------------      --------------------     -----------------      ------------------
Gross profit                                        27.0                      24.0                  24.4                    21.4
Selling, general and
    administrative expenses                         16.1                      17.2                  16.2                    16.6
Depreciation and amortization                        1.4                       0.8                   1.2                     0.6
                                      ------------------      --------------------     -----------------      ------------------
Income from operations                               9.5                       6.0                   7.0                     4.2
Interest expense                                     4.7                       4.0                   4.8                     3.1
Interest income                                     (0.1)                     (0.1)                 (0.1)                   (0.1)
                                      ------------------      --------------------     -----------------      ------------------
Income before provision
   for income taxes and
   extraordinary item                                4.9                       2.1                   2.3                     1.2
Provision for income taxes                           2.2                       1.5                   1.0                     0.8
                                      ------------------      --------------------     -----------------      ------------------
Income before extraordinary
   item                                              2.7                       0.6                   1.3                     0.4
Extraordinary item, net                                -                      (1.5)                    -                    (0.5)
                                      ------------------      --------------------     -----------------      ------------------
Net income (loss)                                    2.7%                     (0.9)%                 1.3%                   (0.1)%
                                      ==================      ====================     =================      ==================

Quarter Ended July 31, 1999 Compared to Quarter Ended August 1, 1998
--------------------------------------------------------------------

     Net sales were $92.9 million for the third quarter of fiscal 1999 compared to $80.0 million for the third quarter of fiscal 1998. The increase in net sales of $12.9 million was primarily attributable to the incremental addition of net sales from the Energie, Currants and Jamie Scott product lines of $15.7 million following the acquisition of Jeri-Jo on June 18, 1998 and an increase in net sales in the Erika product lines of $6.2 million. These increases were offset in part by decreases in net sales of $3.6 million in the Norton Studio product lines, $2.7 million in the Norton McNaughton product lines and $2.6 million in the DPS product line.

     Gross profit margin was 27.0% for the third quarter of fiscal 1999 compared to 24.0% for the third quarter of fiscal 1998. The increase in gross profit margin was primarily due to the addition of gross profit from the Energie, Currants and Jamie Scott product lines following the acquisition of Jeri-Jo on June 18, 1998, as well as improved gross profit margins in those product lines as compared to the third quarter of 1998, and improved gross profit margins in the Erika, Norton McNaughton and Norton Studio product lines in the third quarter of fiscal 1999.

     Selling, general and administrative expenses ("SG&A" expenses) were $15.0 million, or 16.1% of net sales, in the third quarter of fiscal 1999 compared to $13.7 million, or 17.2% of net sales, in the third quarter of fiscal 1998. The increase in SG&A expenses of $1.3 million resulted primarily from the incremental addition of overhead from the Energie, Currants and Jamie Scott product lines following the acquisition of Jeri-Jo on June 18, 1998. The decrease in SG&A expenses as a percentage of net sales resulted primarily from the spreading of the fixed component of these expenses over higher net sales in the third quarter of fiscal 1999.

     Depreciation and amortization was $1.3 million in the third quarter of fiscal 1999 compared to approximately $600,000 in the third quarter of fiscal 1998. The increase was primarily due to the amortization of goodwill resulting from the Jeri-Jo acquisition.

     Interest expense increased to $4.4 million in the third quarter of fiscal 1999 compared to $3.2 million in the third quarter of fiscal 1998. The increase of $1.2 million was primarily attributable to incremental interest expense associated with debt incurred to acquire Jeri-Jo on June 18, 1998.

Thirty-Nine Weeks Ended July 31, 1999 Compared to Thirty-Nine Weeks Ended August
--------------------------------------------------------------------------------
1, 1998
-------

     Net sales were $283.5 million for the first nine months of fiscal 1999 compared to $227.6 million for the first nine months of fiscal 1998. The increase in net sales of $55.9 million was attributable to the incremental addition of net sales from the Energie, Currants and Jamie Scott product lines of $63.2 million following the acquisition of Jeri-Jo on June 18, 1998 and an increase in net sales in the Erika product lines of $15.8 million. These increases were offset in part by a decrease in net sales of $18.4 million in the Norton McNaughton product lines.

     Gross profit margin was 24.4% for the first nine months of fiscal 1999 compared to 21.4% for the first nine months of fiscal 1998. The increase in gross profit margin was primarily due to the addition of higher gross profit margin from the Energie, Currants and Jamie Scott product lines following the acquisition of Jeri-Jo on June 18, 1998.

     SG&A expenses were $45.8 million, or 16.2% of net sales, in the first nine months of fiscal 1999 compared to $37.7 million, or 16.6% of net sales, in the first nine months of fiscal 1998. The increase in SG&A expenses of $8.1 million resulted primarily from the incremental addition of overhead from the Energie, Currants and Jamie Scott product lines following the acquisition of Jeri-Jo on June 18, 1998. The decrease in SG&A expenses as a percentage of net sales resulted primarily from the spreading of the fixed component of these expenses over higher net sales in the first nine months of fiscal 1999.

     Depreciation and amortization was $3.4 million in the first nine months of fiscal 1999 compared to $1.4 million in the first nine months of fiscal 1998. The increase was primarily due to the amortization of goodwill resulting from the Jeri-Jo acquisition.

     Interest expense increased to $13.7 million in the first nine months of fiscal 1999 compared to $7.1 million in the first nine months of fiscal 1998. The increase of $6.6 million was primarily attributable to incremental interest expense associated with debt incurred to acquire Jeri-Jo on June 18, 1998.

Liquidity and Capital Resources
-------------------------------

     The Company is highly leveraged. On July 31, 1999, the Company had $125.0 million of Senior Notes outstanding, no revolving credit loans outstanding under the Current Credit Agreement, and obligations under undrawn letters of credit in the aggregate face amount of approximately $92.7 million. The Company will be permitted to incur substantial additional indebtedness in the future. At July 31, 1999, the Company had total additional available credit of $31.2 million, including $5.0 million of overadvance capability, under the Current Credit Agreement pursuant to the borrowing base formula set forth therein, as well as cash and cash equivalents of $18.5 million.

     The Company's ability to make scheduled payments of principal of, to pay the interest on, to refinance, as needed, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon current and projected levels of operations, management believes that cash flow from operations and cash, together with available borrowings under the Current Credit Agreement, will be adequate to meet the Company's liquidity needs for the foreseeable future.

     The Company's liquidity requirements arise from the funding of the Company's working capital needs, primarily inventory and accounts receivable, and, additionally, in the future, will arise from the Company's earn-out obligations pursuant to the acquisitions of Miss Erika and Jeri-Jo. The Company's primary sources of working capital are cash flow from operations and advances under the Current Credit Agreement. The Company's borrowing requirements for working capital purposes are seasonal, with peak working capital needs generally arising at the end of the first and third fiscal quarters and extending through the second and fourth fiscal quarters. The Company had working capital of $109.5 million at July 31, 1999 as compared to $104.0 million at October 31, 1998.

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

     On September 30, 1997, a wholly-owned subsidiary of the Company completed the acquisition of substantially all the assets and the assumption of substantially all the liabilities of Miss Erika, a privately-held manufacturer of women's moderately-priced apparel. The purchase price of Miss Erika consisted of $24.0 million in cash paid at the closing, the assumption of $2.5 million of indebtedness and certain other contractual obligations. In addition, the Company has agreed to pay an additional contingent payment in cash and/or Common Stock in the event that certain earnings targets are achieved by Miss Erika for the two fiscal years ending November 6, 1999. The aggregate contingent payment payable by the Company is equal to the amount by which four times the average of Miss Erika's earnings before interest expense, income taxes, depreciation and amortization, as defined in the Miss Erika purchase agreement ("Miss Erika EBITDA"), for the two fiscal years ending November 6, 1999, exceeds $24.0 million. The additional consideration paid for Miss Erika will be accounted for as additional purchase price and will be reflected in intangible assets. At the Company's discretion, the

Company may, subject to a maximum number of shares, pay all or any portion of the contingent payment in shares of Common Stock. The Miss Erika purchase agreement, as originally executed, limited the number of shares of Common Stock payable by the Company to a number of shares which, after giving effect to their issuance, did not exceed 12% of the aggregate number of outstanding shares of Common Stock at the time of payment. Following the early payment of a portion of the Miss Erika earn-out obligation described below, this percentage limit was amended to 2.822%. The Company has agreed to cause any shares of Common Stock issued as a contingent payment to be registered under the Securities Act.

     On August 4, 1999, the Company retired 64.3% of the earn-out obligation payable to the sellers of Miss Erika for $10.0 million in cash. The portion of the earn-out obligation which was retired was owned by two investment funds and their affiliates who were interested in monetizing their portion of the contingent earn-out payment due to closure of the funds in which these investments were held. The remaining earn-out obligation, representing 35.7%, continues to be governed by the original earn-out provisions described above. This remaining interest is held substantially by members of the current Miss Erika management team, none of whom desired to exercise the option of receiving a potentially discounted early payment of the contingent earn-out. The Company intends to pay the cash portion of the remaining contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. Miss Erika achieved Miss Erika EBITDA during fiscal 1998 and to date during fiscal 1999 which, if sustained for the remainder of fiscal 1999, will result in the payment of significant additional consideration, however, the Company cannot predict the amount of additional consideration that may be payable.

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

     On June 18, 1998, a wholly-owned subsidiary of the Company completed the acquisition of Jeri-Jo, acquiring substantially all the assets and assuming substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. The purchase price paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition, (ii) the assumption of indebtedness of $10.9 million and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and its Common Stock in the event that certain earnings targets are achieved by Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. The Jeri-Jo purchase agreement requires that the Company pay at least 50% of the required contingent payment in cash. The aggregate contingent payment, if any, payable by the Company is equal to the excess of (1) the sum of (A) five times Jeri-Jo's average earnings before interest expense, income taxes, depreciation and amortization, as defined in the Jeri-Jo purchase agreement ("Jeri-Jo EBITDA"), for the two years ending June 30, 2000, plus (B) 0.50 times any such average Jeri-Jo EBITDA between $17.0 million and $20.0 million, plus (C) one times any such average Jeri-Jo EBITDA over $20.0 million, over (2) $55.0 million. Any additional consideration paid for Jeri-Jo will be accounted for as additional purchase price and will be reflected in intangible assets. The Company secured its obligation to pay the cash portion of the contingent payment by delivery of a stand-by letter of credit in the face amount of $30.0 million, which letter of credit may be drawn upon, in whole or in part, in certain circumstances, including in the event of a default under the cash contingent payment obligation. The Company has agreed to cause offers and sales by the holders of any shares of Common Stock issued as a contingent payment to be registered under the Securities Act, including, if requested, in an underwritten offering. The Jeri-Jo purchase agreement provides that in certain events, the sellers under the Jeri-Jo purchase agreement will have the option to accelerate the Company's contingent payment obligation. In such events, the accelerated contingent payment obligation would be payable in cash in an amount equal to the amount by which (i) five times the greater of $17.0 million or an amount equal to Jeri-Jo's annualized EBITDA (as defined in the Jeri-Jo purchase agreement) at the time of such event exceeds (ii) $55.0 million. Pursuant to the Indenture, the Company may pay up to a maximum of 75% of the contingent payment in cash. The Company intends to pay the cash portion of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. Jeri-Jo achieved Jeri-Jo EBITDA for the thirteen month period ended July 31, 1999 which, if sustained, will result in the payment of significant additional consideration, however, the Company cannot predict the amount of additional consideration that may be payable.

     Concurrent with the closing of the Jeri-Jo acquisition on June 18, 1998, the Company entered into the Current Credit Agreement, a $175 million secured revolving credit and letter of credit facility with NationsBanc Commercial Corporation, The CIT Group/Commercial Services, Inc. and Fleet Bank N.A. The facility is used to finance ongoing working capital requirements of the Company and its subsidiaries. The Current Credit Agreement is a three-year secured revolving credit and letter of credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins below the prime rate or in excess of LIBOR rates. Presently, the interest rate under the Current Credit Agreement is 50 basis points below the prime rate at Nations Bank, N.A. (based upon the current prime rate, the interest rate under the Current Credit Agreement is 7.50% per annum). Available credit under the Current Credit Agreement is as follows: revolving credit advances not to exceed $60.0 million, documentary letters of credit not to exceed $130.0 million and stand-by letters of credit not to exceed $45.0 million (including the $30.0 million stand-by letter of credit to secure the Company's cash contingent payment obligation in connection with the Jeri-Jo acquisition), with aggregate letters of credit not to exceed $160.0 million. Under the Current Credit Agreement, the aggregate credit available to the Company is equal to the lesser of (i) $175.0 million or (ii) the sum of 85% of eligible accounts receivable and 60% of eligible inventory. The Company and its subsidiaries guarantee the Company's obligations under the Current Credit Agreement and have granted a lien on substantially all of their respective assets to secure the obligations under the Current Credit Agreement. The weighted average interest rate on the revolving credit facility was 8.0% for fiscal 1998 and 7.2% for the first nine months of fiscal 1999. The Company continued to factor accounts receivable pursuant to factoring arrangements.

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

     On August 9, 1999, the Company and Squire entered into the Agreement between Squire, Railroad and Cutting Edge pursuant to which, among other matters, the foregoing lawsuit was terminated and Squire purchased certain assets of Railroad and Cutting Edge, including fixed assets, machinery and equipment at their facilities, and Railroad's and Cutting Edge's rights under their existing agreements with Squire. The Purchase Price was $5.5 million payable as follows: $3.0 million at closing; thereafter, $108,333.33 per month, payable at month-end from July 31, 1999 through March 31, 2000, and $508,333.33 per month payable at month-end from April 30, 2000 through May 31, 2000, $408,333.33 payable on June 30, 2000, and $100,000 payable on December 31, 2000.

     The Agreement also provided for the termination of Squire's existing long-term agreements with Railroad (distribution) and Cutting Edge (cutting). Railroad has agreed to manage the assets Squire purchased and to continue performing all of Squire's receiving, warehousing and distribution services from Railroad's New Jersey facilities until Squire relocates such operations to South Carolina in the summer of 2000, and to bear all of the costs in connection therewith. Finally, Squire has also retained Railroad to provide consulting services relating to the relocation of its warehouse and distribution facilities to South Carolina for a total fee of $500,000 payable on a monthly basis over a one-year period.

     Pursuant to the Agreement, Railroad and Cutting Edge have agreed to obtain releases from their landlords of Squire's limited guarantees of Railroad's and Cutting Edge's warehouse leases. To the extent that those releases are not obtained, the Purchase Price will be reduced by the amount due under the guarantees, which totals approximately $800,000. In addition, the Agreement provides for the early termination of Squire's East Rutherford, New Jersey piece goods warehouse sublease from Cutting Edge effective September 30, 1999.

     The Company anticipates that in the remainder of fiscal 1999 and fiscal 2000 it will incur capital expenditures of approximately $7.0 million to $8.0 million, primarily in connection with Squire's new distribution facilities in South Carolina. The Company expects to finance these capital expenditures from internally generated funds and advances under the Current Credit Agreement. Additional expenditures will be required to modify portions of the Company's software so that it will function properly in the year 2000 and will not have a material impact on the Company's business, operations or its financial condition. Maintenance or modification costs will be exppensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

     The Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $7.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. In fiscal 1996, the Company purchased 396,000 shares of its stock in the open market at an aggregate cost of approximately $3.8 million. In fiscal 1997, the Company purchased 235,000 shares of its stock in the open market at an aggregate cost of approximately $1.5 million. As of July 31, 1999, the Company has purchased a total of 651,000 shares at an aggregate cost of approximately $5.5 million. The Company's ability to repurchase shares of Common Stock is restricted by the Indenture and the Current Credit Agreement.

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

     The Company estimates that its Year 2000 effort will have a nominal cost impact, although it can make no assurances as to the ultimate cost of the Year 2000 effort or the total cost of information systems. Such costs will be expensed as incurred, except to the extent such costs are incurred for the purchase or lease of capital equipment. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information. The Company expects to make some of the necessary modifications through its ongoing investment in system upgrades. The Company has updated its purchasing, production and shipping systems to be Year 2000 compliant and is in the process of implementing a new financial software package, which it expects to complete by October 1999. The Company anticipates that it will incur approximately $100,000 in the remainder of fiscal 1999 in connection with its Year 2000 efforts.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and weighted-average interest rates by expected maturity dates for the Company's debt obligations at July 31, 1999.

                                                                            Fiscal Year
                                       -----------------------------------------------------------------------------------------
                                             1999      2000      2001      2002      2003      Thereafter          Total
                                             ----      ----      ----      ----      ----      ----------          -----
                                                                    (Dollars In Thousands)
Short-term debt:
   Revolving credit                             -         -         -         -         -               -              -
   Prime rate less 50 basis points           7.50%        -         -         -         -               -           7.50%

Long-term debt:
   $125 million Senior Notes                    -         -         -         -         -      $  125,000       $125,000
    Interest rate                            12.5%     12.5%     12.5%     12.5%     12.5%           12.5%          12.5%

Part II.  Other Information

Item 1.  Legal Proceedings

     On July 14, 1998, Norton McNaughton of Squire, Inc.'s ("Squire") distribution and cutting contractors, Railroad Enterprises, Inc. ("Railroad") and Cutting Edge Services, Inc. ("Cutting Edge"), respectively (collectively, "Plaintiffs"), filed an action in the New York State Supreme Court for New York County which, as amended, was entitled Cutting Edge Services, Inc. and Railroad
                                       ----------------------------------------
Enterprises, Inc. v. Norton McNaughton of Squire, Inc. and Norton McNaughton,
-----------------------------------------------------------------------------
Inc.  Plaintiffs had claimed that Squire breached its contracts with them
----
because, among other things, Miss Erika and Jeri-Jo had failed to use Plaintiffs' services as allegedly required under Norton's contracts with Plaintiffs. This action sought substantial compensatory and punitive damages and related declaratory relief concerning rights under the contracts. In connection with the Cutting Edge and Railroad lawsuit, as well as other pending litigation, the Company established a litigation reserve of $2.5 million in fiscal 1998.

     On August 9, 1999, the Company and Squire entered into an agreement between Squire, Railroad and Cutting Edge (the "Agreement"), pursuant to which, among other matters, the foregoing lawsuit was terminated and Squire purchased certain assets of Railroad and Cutting Edge, including fixed assets, machinery and equipment at their facilities, and Railroad's and Cutting Edge's rights under their existing agreements with Squire. The purchase price (the "Purchase Price")was $5.5 million payable as follows: $3.0 million at closing; thereafter, $108,333.33 per month, payable at month-end from July 31, 1999 through March 31, 2000, and $508,333.33 per month payable at month-end from April 30, 2000 through May 31, 2000, $408,333.33 payable on June 30, 2000, and $100,000 payable on
December 31, 2000.

     The Agreement also provided for the termination of Squire's existing long-term agreements with Railroad (distribution) and Cutting Edge (cutting). Railroad has agreed to manage the assets Squire purchased and to continue performing all of Squire's receiving, warehousing and distribution services from Railroad's New Jersey facilities until Squire relocates such operations to South Carolina in the summer of 2000, and to bear all of the costs in connection therewith. Finally, Squire has also retained Railroad to provide consulting services relating to the relocation of its warehouse and distribution facilities to South Carolina for a total fee of $500,000 payable on a monthly basis over a one-year period.

     Pursuant to the Agreement, Railroad and Cutting Edge have agreed to obtain releases from their landlords of Squire's limited guarantees of Railroad's and Cutting Edge's warehouse leases. To the extent that those releases are not obtained, the Purchase Price will be reduced by the amount due under the guarantees, which totals approximately $800,000. In addition, the Agreement provides for the early termination of Squire's East Rutherford, New Jersey piece goods warehouse sublease from Cutting Edge effective September 30, 1999.

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

Exhibit 3.2 By-Laws of McNaughton Apparel Group Inc. (incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 No. 33-74200).

Exhibit 10.1 Second Supplemental Indenture dated as of August 25, 1999 by and between McNaughton Apparel Group Inc., a Delaware corporation, formerly known as Norton McNaughton, Inc., Norton McNaughton of Squire, Inc., a New York corporation, Miss Erika, Inc., a Delaware corporation, Jeri-Jo Knitwear, Inc., a Delaware corporation, formerly known as JJ Acquisition Corp., Norty's, Inc., a Delaware corporation, and United States Trust Company of New York, a New York banking corporation, as Trustee.

Exhibit 27     Financial Data Schedule (For SEC use only).

The Registrant filed a current report on Form 8-K subsequent to July 31, 1999 reporting under Item 5, "Other Events" and Item 7, "Exhibits."

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MMCNAUGHTON APPAREL GROUP INC.
                                        ----------------------------------------
                                                     (Registrant)
Date:  September 14, 1999               By /s/ Amanda J. Bokman
                                           -------------------------------------
                                        AMANDA J. BOKMAN
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)