Form 10-K405
period 1999-11-06
MCNAUGHTON APPAREL GROUP INC
filed 2000-02-04
CIK 917692

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 ____________

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended November 6, 1999

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ to ____

Commission file number 0-23440

                         MCNAUGHTON APPAREL GROUP INC.
                      (formerly Norton McNaughton, Inc.)
            (Exact name of registrant as specified in its charter)

                     Delaware                         13-3747173
                     --------                      --------------
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)         Identification No.)

                   463 Seventh Avenue
                      New York, NY                       10018
          --------------------------------------       ----------
         (Address of principal executive offices)      (Zip Code)

      Registrant's telephone number, including area code:  (212) 947-2960

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 2, 2000, was approximately $53,555,700.

As of February 2, 2000, there were 7,472,395 shares of the registrant's Common Stock outstanding.


                     Documents incorporated by reference:

Certain portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held March 13, 2000, which will be filed with the Commission subsequent to the date hereof pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this report.

                                    PART I

Item 1.   Business

     McNaughton Apparel Group Inc. (formerly Norton McNaughton, Inc.) (the "Company") is one of the leading women's and juniors' branded apparel companies in the United States. Through its wholly-owned subsidiaries, the Company designs, sources, markets and distributes moderately-priced separates and collections of career and casual clothing under such well-recognized brand names as Norton McNaughton(R), Erika(R) and Energie(R). The Company's primary design and merchandising strategies rely largely on interpretations of popular designer fashions, avoiding fashion-forward designs that are subject to rapidly changing trends. The Company believes that its primary brands enjoy long-established market positions and reputations for design, value and quality among retailers and consumers. The Company's products are sold nationwide in over 8,000 individual stores, operated by over 1,500 department stores, national chains, mass merchants, off-price retail chains and specialty retailers, including J.C. Penney, May Company, Federated, Sears and T.J. Maxx. The Company contracts for the manufacture of all of its products, principally through an established network of foreign manufacturers and agents, thereby avoiding significant capital expenditures for manufacturing facilities and the costs of a large production work force.

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

     . Miss Erika. Miss Erika designs, sources and distributes women's moderately-priced casual separates. Miss Erika's target customer is a middle income, budget-minded but fashionable woman ranging in age from 15 to 50 years old. First introduced in 1968, Miss Erika sells its products under its brand name Erika(R) and under private labels to national chains, department stores, off-price retail chains, and specialty stores.

     The Company changed its name from Norton McNaughton, Inc. to McNaughton Apparel Group Inc. on February 9, 1999.

Industry Overview

     The Company competes in the moderately-priced women's and juniors' segments of the apparel market. According to industry data, sales of moderately-priced women's apparel accounted for in excess of $17 billion or approximately 20% of total retail women's apparel sales in 1997. Juniors' apparel is marketed to teenagers and young women. According to the U.S. Census Bureau, the so-called Generation Y (ages 10 to 24 years) numbers more than 49 million people and is expected to grow 13.2% to approximately 55 million people by 2010. An independent consumer research firm has estimated that the teenaged segment of the Generation Y consumer (ages 12 to 19 years) accounted for approximately $141 billion of retail sales, up 16% from 1997, and estimated that approximately 33% of teenaged girls would choose to spend their discretionary cash on clothes, the largest category of any discretionary spending by that group. The Company's products are sold at retail for prices ranging from $10 to $75 which is consistent with pricing in the moderate women's and juniors' segments. The Company believes that the popularity of moderately-priced women's and juniors' clothing, especially in career and casual clothing, has resulted from an increased consumer preference for comfortable, yet value-priced and fashionable, apparel selections and a trend toward more flexible dress codes, including greater acceptance of casual wear in the workplace.

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

Business Strategies

     The Company's business strategies are to focus on improving operating efficiencies, increasing sales and improving profitability. In order to implement these strategies, the Company is pursuing the following:

          . Focus on Operating Efficiencies and Cost Reduction. The Company will continue to focus on achieving enhanced operating efficiencies and lower costs. The Company believes that, over time, as a result of the consolidation of the operations of its three divisions, the Company will realize economies of scale associated with sourcing, manufacturing, marketing, distribution and administration. In connection with this focus, the Company is in the process of relocating Norton's warehousing and distribution activities to South Carolina where it will perform these operations "in-house" beginning in its third fiscal quarter of 2000. The Company is also considering relocating Miss Erika's warehouse and distribution functions following the relocation of Norton's functions. The Company believes that this will allow it to achieve higher operating efficiencies and enjoy tax and other cost advantages in a lower-tax and lower-cost state.

          . Enhance Merchandising. The Company has implemented new merchandising programs designed to increase sales and expand retail personnel and consumer awareness of its brands. For its Norton product lines, the Company has updated its product offerings, narrowed its product assortments and lowered its prices. In addition, Norton is constructing "in-store shops" for certain of its brand name products in a select number of stores of its major retail customers. Norton has also implemented other initiatives such as the development of merchandising plans to assist retailers in marketing Norton's products, the redesign of product logos and labels, and the launch of an advertising campaign in Spring of 2000. Similarly, Miss Erika has implemented merchandising initiatives to broaden its product offerings to expand sales of its fall season merchandise.

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

The following table sets forth information concerning the Company's product lines:

                                       Jeri-Jo                            Norton                      Miss Erika

Brands                                Energie(R)                  Norton McNaughton(R)                Erika(R)
                                     Currants(R)                  Maggie McNaughton(R)
                                    Jamie Scott(R)                Norton McNaughton(R)
                                     Polar 2000(R)                       Petite
                                                                    Norton Studio(R)
                                                                       D.P.S.(R)

Products                          Moderately-priced                Moderately-priced             Moderately-priced
                                     sportswear,                   women's career and         women's casual separates
                             knitwear and casual wear for       casual related separates
                                 juniors' and misses

Age Category                            12 to 35                         25 to 55                      15 to 50

Price Points                          $10 to $40                       $20 to $75                    $10 to $50

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

Energie(R), Currants(R), Jamie Scott(R) and Polar 2000(R)

     The Energie(R), Currants(R) and Jamie Scott(R) product lines were first introduced in 1975, and consist of juniors' and misses, moderately-priced separates, including updated sportswear, knitwear and other casual wear. The Polar 2000(R) product line was introduced in 1999 to broaden Jeri-Jo's product offerings into different fabrications. The target consumers of these product lines are teenaged girls and women aged 12 to 35 years old. The product lines are distributed through a variety of distribution channels, including national chains, department stores, off-price retailers and mass merchants.

Norton McNaughton(R)

     The Norton McNaughton(R) product line was introduced in 1981, and features moderately-priced color and style coordinated jackets, skirts, pants, shorts, blouses and sweaters for the career woman. The product lines are sold in misses, petite and large sizes under the Norton McNaughton(R), Norton McNaughton(R) Petite, and Maggie McNaughton(R) labels to department stores and national chains. The target consumers for these product lines are working women aged 25 to 55 with annual incomes of $20,000 to $50,000.

Norton Studio(R)

   The Norton Studio(R) product line was introduced in early 1996 and consists of moderately-priced women's career and casual knitwear collections offered in misses, petite and large sizes. The line is designed for the same target consumer as the Norton McNaughton(R) product line and is sold in department stores and national chains.

D.P.S.(R)

     The D.P.S.(R) product line was introduced in 1995 and offers a line of moderately-priced weekend wear in misses, petite and large sizes. The line consists of casual separates, including jumpers, sport dresses, pants, shirts, skirts, shorts and jackets. The line is designed for the same target consumers as the Norton McNaughton(R) product line and is sold to department stores, national chains and mass merchants.

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

Private label

     In addition to products sold under Miss Erika's and Jeri-Jo's brand names, Norton, Miss Erika and Jeri-Jo consult with retailers to develop product lines sold under private labels. Norton, Miss Erika and Jeri-Jo coordinate with buyers to design and manufacture private label products in specified colors, fabrics and styles. These buyers may provide samples, select styles already offered by Norton, Miss Erika or Jeri-Jo or, together with Norton, Miss Erika's or Jeri-Jo's designers, create their own variations.

Customers

     The Company estimates that its products are sold nationwide in over 8,000 individual stores operated by over 1,500 department stores, national chains, mass merchants, off-price retail chains and specialty retailers. The following table sets forth approximate percentages of the Company's net sales to its three largest customers for fiscal 1999, on a pro forma basis for fiscal 1998 (as if Jeri-Jo had been acquired as of the beginning of fiscal 1998) and the Company's historical net sales to its three largest customers in fiscal 1998 and fiscal 1997.

                                                      Pro forma
                                        Fiscal          Fiscal        Fiscal          Fiscal
Name                                     1999            1998        1998/(3)/       1997/(4)/
----                                   ------        ---------       --------        --------
J.C. Penney..........................    20%              20%           17%             11%
May Company/(1)/.....................    14               17            16              29
Federated/(2)/.......................    14               16            15              17
                                       ------        ---------       --------        --------
  Total..............................    48%              53%           48%             57%
                                       ======        =========       ========        ========

_______________________
(1) Included in the May Company group are Hechts, Foley's, Robinsons-May, Kaufmann's, Filene's, Famous Barr and Meier & Frank.

(2) Included in the Federated group are Macy's, Rich's, Burdines, Bon Marche and Stern's.

(3)  Reflects the acquisition of Jeri-Jo on June 18, 1998.

(4)  Reflects the acquisition of Miss Erika on September 30, 1997.

Sales and Merchandising

     The Jeri-Jo, Norton and Miss Erika non-commissioned sales forces are located in their New York City showrooms. Members of senior management of the Company and its subsidiaries are also actively involved in the Company's marketing and selling efforts. The Company does not employ independent sales representatives and does not maintain any regional showrooms. The Company emphasizes the development of long-term customer relationships by consulting with retailers concerning the style and coordination of clothing purchased by the store, optimal delivery schedules, floor presentation, pricing and other merchandising considerations. Frequent communication between the Company's senior management and other sales personnel and their counterparts at various levels in the buying organizations of the Company's retailers is an important element of the Company's marketing and sales efforts. These contacts often times allow the Company to monitor retail sales volume and to adjust product mix and pricing in an attempt to maximize sales at acceptable profit margins for both the Company and retailers. The Company's marketing efforts attempt to build upon the success of prior selling seasons to encourage existing retailers to devote greater selling space to the Company's product lines, to penetrate different buying groups at large retailers, and to obtain additional retailers. The Company has not advertised historically, although its products are frequently featured by retailers in their advertisements. As part of its strategy to increase brand awareness, a print advertising campaign will be launched for the Company's Norton McNaughton and Maggie McNaughton product lines commencing in Spring of 2000.

     Norton has recently implemented merchandising initiatives which it believes will help it achieve stronger sales to consumers with improved gross margin levels in its Norton McNaughton product lines. By capitalizing on product sourcing opportunities, Norton has adopted a new pricing strategy emphasizing lower retail prices, and a new product strategy by offering narrower product assortments in its fashion groups. In addition, Norton is constructing "in-store shops" for certain of its brand name products in a select number of stores of its major retail customers. Norton has also implemented other initiatives such as the development of merchandising plans to assist retailers in marketing Norton's products, the redesign of product logos and labels, and the advertising campaign discussed above. Similarly, Miss Erika has implemented merchandising initiatives to broaden its product offerings to expand sales of its fall season merchandise.

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

     Generally, the Company sources its products abroad, and has continued to place a greater percentage of its production overseas over the last five years. During fiscal 1999, substantially all of the Company's products were produced outside of the United States. After giving pro forma effect to the Jeri-Jo acquisition during 1998, approximately 97% of the Company's products were produced outside of the United States. During fiscal 2000, the Company anticipates that substantially all of its production will be conducted outside of the United States.

     The Company attributes the use of foreign production sources to lower manufacturing costs resulting in more competitive pricing, the availability of a skilled and well-equipped labor force, higher quality standards and changes in its product lines (e.g., toward more knitwear) as dictated by fashion trends, including the increase in casual dressing in the work place. While domestic contract manufacturing provides shorter lead times between order and delivery, the Company believes that this benefit is more than offset by the cost, diversity and quality considerations of overseas production. The Company offsets the longer lead-time necessary for foreign sourced production by early and timely attention to production planning.

     In fiscal 1999, the Company engaged the services of approximately 50 buying agents and 200 sewing and knitting contractors in the United States, Caribbean basin, Central America, Far East, Middle East and Europe. These contractors may in turn subcontract work to other sewing or knitting contractors. The Company does not have any long-term supply agreements with any of its sewing or knitting contractors.

     The Company contracts for the production of a significant portion of its merchandise through a network of independent agents located overseas. Although no long-term contractual obligations exist with any of these agents, in several cases, the Company has consistently ordered merchandise through them for over ten years. Although the agents facilitate the procurement process, the Company also maintains relationships with many factories. The Company also sources a large portion of its products directly with factories, primarily through import programs, largely in China. The total lead time for production in Far East, Middle Eastern and European countries ranges from four to ten months. The Company believes that the number and geographical diversity of its agents and manufacturers minimize the risk of adverse consequences that would result from the termination of a particular agent or manufacturer and that replacements could be developed in a timely manner if necessary.

     The Company also sources a portion of its products in the Caribbean basin and Central America. These regions help utilize favorable "807" and North American Free Trade Agreement ("NAFTA") regulations. "807" regulations provide that articles assembled abroad from United States components may be exempt from United States duties on the value of these components. NAFTA regulations provide that labor and other components produced in countries to which NAFTA treatment is applicable are also potentially exempt from duties. Production in these locations begins with on-site inspection of fabrics from mills, converters and other fabric suppliers. The fabrics may be cut domestically and assembled in the Caribbean basin or cut and assembled in Central American NAFTA countries. The production process for Caribbean or Central American based sourcing takes approximately two to four months.

     The Company's quality control program monitors the manufacturing processes at the Company's contractors in order to ensure that they meet the Company's quality control standards. This includes the inspection of substantially all of the Company's fabrics prior to their being placed into production, as well as on-site inspections of work in process and finished goods during the production process. This may be performed by the Company's quality control personnel or its agents. In addition, finished goods are inspected upon receipt into the Company's warehouses.

Distribution and Cutting

     Finished goods are received into three distribution centers located in New Jersey, where incoming merchandise undergoes quality assurance procedures and is stored on racks by style number and color. Shipments are made to retailers in quantities, at locations and in packaging as specified by these retailers.

     In order to provide for its future distribution needs, Norton is in the process of relocating its distribution activities to South Carolina, where it will perform this operation "in-house." The Company is also considering relocating Miss Erika's warehouse and distribution functions following the relocation of Norton's functions. Norton negotiated a long-term lease for a warehouse and distribution center which is being built to its specifications to accommodate its requirements. Norton intends to commence shipments from this facility during its third fiscal quarter in 2000. This new leased facility will initially house Norton's distribution activities and, may eventually, house Miss Erika's distribution activities.

     During a portion of fiscal 1999 (and for many prior years), Norton had long-term agreements with a distribution contractor (Railroad Enterprises, Inc., "Railroad") and a cutting contractor (Cutting Edge Services, Inc., formerly Toni-Linda Productions, Inc., "Cutting Edge") who performed their functions in the contractors' leased cutting and warehouse facilities in New Jersey. These agreements did not cover the manufacturing or distribution activities of Miss Erika or Jeri-Jo. In addition, Norton had guaranteed the distribution contractor's obligations under its lease in an amount up to $500,000 and had guaranteed the cutting contractor's obligations under its lease in an amount up to approximately $250,000.

     On August 9, 1999, the Company and Norton entered into an agreement with Railroad and Cutting Edge (the "Agreement"), pursuant to which, among other matters, a lawsuit brought against the Company and Norton by Railroad and Cutting Edge was terminated (see Item 3, "Legal Proceedings") and Norton purchased certain assets of Railroad and Cutting Edge, including fixed assets, machinery and equipment at their facilities, and Railroad's and Cutting Edge's rights under their then existing agreements with Norton. The purchase price (the "Purchase Price") was $5.5 million payable as follows: $3.0 million at closing; thereafter, $108,333.33 per month, payable at month-end from July 31, 1999 through March 31, 2000, and $508,333.33 per month payable at month-end from April 30, 2000 through May 31, 2000, $408,333.33 payable on June 30, 2000, and
$100,000 payable on December 31, 2000. Norton also retained Railroad to provide consulting services relating to the relocation of its warehouse and distribution facilities to South Carolina for a total fee of $500,000 payable on a monthly basis over a one-year period.

     The Agreement also provided for the termination of Norton's then existing long-term agreements with Railroad and Cutting Edge. Railroad has agreed to manage the assets Norton purchased and to continue performing all of Norton's receiving, warehousing and distribution services from Railroad's New Jersey facilities through June 30, 2000, although Norton may, at its option, extend this time period until August 31, 2000.

     Pursuant to the Agreement, Railroad and Cutting Edge agreed to obtain releases of Norton's limited guarantees from the landlords of their respective warehouse leases. On September 23, 1999, Norton received a release from the landlord of Cutting Edge's warehouse lease in exchange for a payment of approximately $230,000. As provided in the Agreement, this amount will be withheld from subsequent Purchase Price installments. In addition, also as provided in the Agreement, the Purchase Price will be reduced by the amount due under Norton's guarantee of Railroad's lease, which totals $500,000. Finally, the Agreement provided for the early termination of Norton's East Rutherford, New Jersey piece goods warehouse sublease from Cutting Edge, which occurred on September 30, 1999.

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

     The Company operates separate management information systems for Jeri-Jo, Norton and Miss Erika each of which address the purchasing, shipping and production functions in fully integrated applications. During fiscal 1998, Norton automated its pattern-making, marking and grading areas by implementing CAD-based application systems. In fiscal 1999, the Company completed the implementation of a new financial software package which will ultimately serve the accounting and financial applications of all three divisions. New systems developments in fiscal 2000 will include the implementation of a warehouse management system and an automated materials handling system in its new warehouse and distribution facility in South Carolina. The Company will over time, integrate Miss Erika's and Jeri-Jo's management information systems with Norton's. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and The Year 2000 Issue."

Backlog

     At November 6, 1999, the Company had a total of approximately $180.4 million of unfilled customer orders compared to approximately $135.2 million at October 31, 1998. The increase was due to an increase in Spring bookings for Jeri-Jo, Miss Erika and Norton products. These orders are generally scheduled for delivery within one to two months after confirmation. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the manufacturing and shipping of the products which, in many instances, depends on retailers' demands. Accordingly, a comparison of orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. There can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders.

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

Employees

     The Company has approximately 400 full-time employees. None of the Company's employees are subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

Item 2.  Properties

The Company conducts its business from the following leased facilities:


                                                                                        Approximate
                                                                                         Number of
            Facility                   Location              Lease Expiration Date      Square Feet
            -------                    --------              ---------------------      -----------
 Executive, production and        463 Seventh Avenue            July 31, 2008              40,000
  design offices                  9th and 10th Floors
                                  New York, NY


 Showrooms                        1407 Broadway                 January 31, 2000/(1)/      10,300
                                  New York, NY
                                  4th Floor

                                  26th Floor                    January 31, 2004           11,600

                                  28th and 29th Floors          January 31, 2004           12,100

 Administrative offices and       333 North Street              December 31, 2007         220,000
  finished goods warehouses       Teterboro, NJ

                                  80 Carter Drive               June 30, 2003              93,100
                                  Edison, NJ/(2)/

 Distribution Facility/(3)/       1020 Northpoint Ind. Blvd.    January 30, 2015          300,000
                                  Hanahan, SC

__________________
   (1) The Company is currently in negotiations to extend the expiration date of this lease and anticipates that it will occupy this space on a month-to-month basis in the interim.

   (2) This warehouse space is leased from a partnership of which certain partners are employees of Jeri-Jo. The lease has a five-year renewal option.

   (3) The Company anticipates that Norton will commence occupancy of this property in March 2000 and begin warehousing and distribution activities during the Company's third fiscal quarter of 2000.

   The Company believes that its existing facilities are well-maintained, in good operating condition and will be adequate for its operations for the foreseeable future.

Item 3.  Legal Proceedings

     On July 14, 1998, Norton's distribution and cutting contractors, Railroad and Cutting Edge, respectively (collectively, "Plaintiffs"), filed an action in the New York State Supreme Court for New York County which, as amended, was entitled Cutting Edge Services, Inc. and Railroad Enterprises, Inc. v. Norton
         --------------------------------------------------------------------
McNaughton of Squire, Inc. and Norton McNaughton, Inc. Plaintiffs had claimed
------------------------------------------------------
that Norton breached its contracts with them because, among other things, Miss Erika and Jeri-Jo had failed to use Plaintiffs' services as allegedly required under Norton's contracts with Plaintiffs. This action sought substantial compensatory and punitive damages and related declaratory relief concerning rights under the contracts. In connection with the Cutting Edge and Railroad lawsuit, as well as other pending litigation, the Company established a litigation reserve of $2.5 million in fiscal 1998.

     On August 9, 1999, the Company and Norton entered into an Agreement with Railroad and Cutting Edge, pursuant to which, among other matters, the foregoing lawsuit was terminated and Norton purchased certain assets of Railroad and Cutting Edge, including fixed assets, machinery and equipment at their facilities, and Railroad's and Cutting Edge's rights under their existing agreements with Norton. The Purchase Price was $5.5 million payable as follows:
$3.0 million at closing; thereafter, $108,333.33 per month, payable at month-end from July 31, 1999 through March 31, 2000, and $508,333.33 per month payable at month-end from April 30, 2000 through May 31, 2000, $408,333.33 payable on June 30, 2000, and $100,000 payable on December 31, 2000. Norton also retained Railroad to provide consulting services relating to the relocation of its warehouse and distribution facilities to South Carolina for a total fee of $500,000 payable on a monthly basis over a one-year period.

     The Agreement also provided for the termination of Norton's then existing long-term agreements with Railroad and Cutting Edge. Railroad has agreed to manage the assets Norton purchased and to continue performing all of Norton's receiving, warehousing and distribution services from Railroad's New Jersey facilities through June 30, 2000, although Norton may, at its option, extend this time period until August 31, 2000.

     Pursuant to the Agreement, Railroad and Cutting Edge agreed to obtain releases of Norton's limited guarantees from the landlords of their respective warehouse leases. On September 23, 1999, Norton received a release from the landlord of Cutting Edge's warehouse lease in exchange for a payment of approximately $230,000. As provided in the Agreement, this amount will be withheld from subsequent Purchase Price installments. In addition, also as provided in the Agreement, the Purchase Price will be reduced by the amount due under Norton's guarantee of Railroad's lease, which totals $500,000. Finally, the Agreement provided for the early termination of Norton's East Rutherford, New Jersey piece goods warehouse sublease from Cutting Edge, which occurred on September 30, 1999.

     The $5.5 million Purchase Price was allocated to current assets in the amount of $2.2 million, representing the estimated value of the intangible contract rights acquired, fixed assets in the amount of $600,000, and the remaining $2.7 million was offset against the $2.5 million reserve for litigation established in fiscal 1998 with the balance being charged to expense in fiscal 1999. The intangible contract rights are being amortized over the term of the management arrangement provided for in the Agreement and the fixed assets are being amortized over five years. The Company fully expensed in fiscal 1999 its obligation of $500,000 under the Railroad consulting arrangement provided for in the Agreement.

     The Company is involved in certain other legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect on the Company's business, financial condition, results of operations and cash flow. At November 6, 1999, the Company had a reserve for litigation of approximately $900,000 in connection with an ongoing claim. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Notes 9 and 11 of the Company's consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Effective February 9, 1999, the Company changed its name to McNaughton Apparel Group Inc. from Norton McNaughton, Inc. The Company's, $0.01 par value, common stock ("Common Stock") is traded on the NASDAQ Stock Market ("NASDAQ") under the symbol MAGI (formerly, its Common Stock traded on NASDAQ under the symbol NRTY). The table below sets forth the high and low sales prices as reported by NASDAQ.

                                    Fiscal 1999                  Fiscal 1998
                             ----------------------          -----------------
                               High             Low          High         Low
                               ----             ---          ----         ---
1st quarter                   $ 5.75          $2.25          $6.75       $4.88
2nd quarter                   $ 6.13          $3.75          $6.50       $4.63
3rd quarter                   $10.25          $5.13          $8.25       $5.38
4th quarter                   $10.38          $7.25          $7.50       $3.25

     The closing sales price of the Company's Common Stock on February 2, 2000 was $8.88 per share.

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

     On February 2, 2000, there were approximately 130 record holders of the Company's Common Stock and, the Company estimates, approximately 600 beneficial holders of the Company's Common Stock.

Item 6.  Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                         Fiscal Year Ended/(1)/
                                       ------------------------------------------------------------------------------

                                        November 6,    October 31,        November 1,      November 2,    November 4,
                                           1999           1998               1997             1996           1995
                                           ----           ----               ----             ----           ----
                                                           (In thousands, except per share amounts)
Income Statement Data:

Net sales                                  $407,812    $ 344,604          $ 218,782           $220,823       $227,530
Income (loss) from
operations                                   34,615       13,566             (5,773)/(3)/        4,781         17,813
Income (loss) before extraordinary
item                                          8,531          448             (4,705)/(3)/        1,524          9,703
Net income (loss)                             8,531         (713)/(2)/       (4,705)/(3)/        1,524          9,703

Basic Earnings Per Share:
Income (loss) before extraordinary
item                                       $   1.15    $    0.06          $   (0.63)/(3)/         0.20       $   1.21
                                           ========    =========          =========           ========       ========

Net income (loss)                          $   1.15    $   (0.10)/(2)/    $   (0.63)/(3)/         0.20       $   1.21
                                           ========    =========          =========           ========       ========

 Weighted average number of common
 shares outstanding                           7,432        7,413              7,488              7,767          8,000
                                           ========    =========          =========           ========       ========

Diluted Earnings Per Share:

Income (loss) before extraordinary
item                                       $   1.11    $    0.06          $   (0.63)/(3)/         0.20       $   1.20
                                           ========    =========          =========           ========       ========
Net income (loss)                          $   1.11    $   (0.10)/(2)/    $   (0.63)/(3)/     $   0.20       $   1.20
                                           ========    =========          =========           ========       ========

Weighted average number of common
shares outstanding assuming dilution          7,708        7,432              7,488              7,781          8,056
                                           ========    =========          =========           ========       ========

Balance Sheet Data:

Working capital                            $ 93,607    $ 103,984          $  39,312           $ 40,057       $ 43,502

Total assets                                228,098      201,589            118,762             61,109         73,524

Long-term debt, excluding
current portion                             125,000      125,000             12,000                  -              -

Stockholders' equity                         50,067       41,470             42,163             48,286         50,469

(Footnotes on following page)

(1) The Company operates on a 52 or 53-week fiscal year. The Company's fiscal year ends on October 31, if such date falls on a Saturday, or the first Saturday following October 31. Data for the fiscal year ended November 1, 1997 reflects the acquisition of Miss Erika on September 30, 1997. Data for the fiscal year ended October 31, 1998 reflects the acquisition of Jeri-Jo on June 18, 1998. Data for all fiscal years shown include the results of operations for 52 weeks, except the fiscal year ended November 6, 1999, which was a 53-week fiscal year.

(2) Reflects net loss after extraordinary item of approximately $1.2 million, or $0.16 per share. As a result of the repayment of long-term indebtedness in June 1998, the Company wrote-off the remaining unamortized balance of deferred financing costs of approximately $2.0 million. This write-off was reflected as an extraordinary item, net of tax of $840,000, in the consolidated statement of operations for the fiscal year ended October 31, 1998.

(3) Loss from operations for fiscal year 1997 includes special charges of approximately $9.4 million. On an after-tax basis, such special charges aggregated $5.5 million, or $0.73 per share. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

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

     On September 30, 1997, the Company completed the acquisition of substantially all the assets and the assumption of substantially all the liabilities of Miss Erika, a privately-held manufacturer of women's moderately priced apparel. The purchase price of Miss Erika consisted of $24.0 million in cash paid at the closing, the assumption of $2.5 million of indebtedness and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and/or Common Stock in the event that certain earnings targets were achieved by Miss Erika for the two fiscal years ended November 6, 1999. On August 4, 1999, the Company retired, at a discount, 64.3% of the earn-out obligation payable to the sellers of Miss Erika for $10.0 million in cash. The remaining earn-out obligation, representing 35.7%, will be paid in February 2000. See "Liquidity and Capital Resources".

     On June 18, 1998, the Company completed the acquisition of substantially all of the assets of Jeri-Jo and assumed substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. The purchase price paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition, (ii) the assumption of funded indebtedness of $10.9 million and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and Common Stock in the event that certain earnings targets are achieved by Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. See "Liquidity and Capital Resources".

     Concurrent with the closing of the Jeri-Jo acquisition, the Company entered a $175.0 million secured revolving credit and letter of credit facility with Banc of America Commercial Corporation (formerly known as NationsBanc Commercial Corporation), The CIT Group/Commercial Services, Inc. and Fleet Bank N.A. (the "Current Credit Agreement"). The facility is used to finance ongoing working capital requirements of the Company and its subsidiaries.

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

     The Company's continuing focus on improving profitability has also led the Company to undertake certain merchandising initiatives to improve gross profit and gross profit margins with respect to the Norton McNaughton product lines. The Company has reduced the number of products (i.e., reduced the number of SKU's) offered in any particular collection of its Norton McNaughton product lines in an effort to minimize the number of unrelated items unsold by retailers at the end of a selling period and to reduce any related sales allowances. In addition, by taking advantage of product sourcing opportunities, the Company has been able to offer higher quality and more diverse products to retailers at lower price points in an effort to further enhance sales of Norton McNaughton products and to further reduce sales allowances. As a result of these initiatives, the revenue levels in its Norton McNaughton product lines decreased in fiscal 1999 from those recorded in fiscal 1998. However, the Company does not anticipate a decrease in revenue levels in its Norton McNaughton product lines in fiscal 2000 as a consequence of those initiatives.

     The Company continually monitors the success, in terms of sales, profitability and customer acceptance, of its product lines. In the event that one or more of its product lines does not meet the Company's expectations, the Company will discontinue their production. During fiscal 1997, the Company closed several divisions, including its retail outlet stores, and discontinued product lines which had contributed approximately $33.4 million in the aggregate to net sales.

     The Company implemented several other significant initiatives in fiscal 1997. In the second quarter of fiscal 1997, the Company appointed a new President and Chief Operating Officer, and the Company's former President and a consultant terminated their relationships with the Company. In addition, the Company terminated certain lease obligations, and reduced its workforce by approximately 33%. In connection with these changes, as well as the divisional closures discussed above, the Company recorded special charges of approximately $9.4 million in fiscal 1997.

     The Company continually explores cost savings opportunities in an attempt to reduce overhead and improve operating income. In connection therewith, the Company will relocate the warehousing and distribution operations for its Norton product lines to South Carolina during the third fiscal quarter of 2000. On August 9, 1999, the Company and Norton entered into an Agreement with Railroad, its distribution contractor, and Cutting Edge, its cutting contractor, which provided for the termination of its existing long-term agreements therewith. Pursuant to the Agreement, Norton purchased certain assets of Railroad and Cutting Edge, including fixed assets, machinery and equipment at their facilities, and Railroad's and Cutting Edge's rights under their existing agreements with Norton. Railroad has agreed to manage the assets Norton purchased and to continue performing all of Norton's receiving, warehousing and distribution services from Railroad's New Jersey facilities through June 30, 2000, although Norton may, at its option, extend this time period until August 31, 2000. See Item 3, "Legal Proceedings" and "Liquidity and Capital Resources".

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

     This Annual Report on Form 10-K, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking information about the Company's anticipated operating results. The Company's ability to achieve its projected results is dependent on many factors which are outside of management's control. Some of the most significant factors would be a deterioration in retailing conditions for women's and juniors' apparel, an increase in price pressures and other competitive factors, any of which could result in an unanticipated decrease in gross profit margins, unanticipated problems arising with the integration of Miss Erika's and Jeri-Jo's businesses, the unanticipated loss of a major customer, the unanticipated loss of a major contractor or supplier, unanticipated problems arising out of Norton's relocation of its distribution function to South Carolina where the activities will be performed "in-house", and weather conditions which could impact retail traffic and the Company's ability to ship on a timely basis. Accordingly, there can be no assurance that the Company will achieve its anticipated operating results.

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



                                                                                               Fiscal Year
                                                                             -------------------------------------------
                                                                             1999               1998(1)          1997(2)
                                                                             ----               ------           -------
Net sales                                                                      100.0%            100.0%           100.0%
Cost of goods sold                                                              74.5              79.4             82.1
                                                                               -----            ------          -------
Gross profit                                                                    25.5              20.6             17.9
Selling, general and administrative expenses                                    15.7              16.0             20.1
Depreciation and amortization                                                    1.3               0.7              0.5
                                                                               -----            ------          -------
Income (loss) from operations                                                    8.5               3.9             (2.7)
Interest expense and amortization of deferred
      financing costs                                                            4.6               3.5              1.1
Other income, net                                                               (0.1)             (0.1)            (0.1)
                                                                               -----            ------          -------
Income (loss) before provision (benefit) for income taxes and
     extraordinary item                                                          4.0               0.5             (3.7)
Provision (benefit) for income taxes                                             1.9               0.4             (1.6)
                                                                               -----            ------          -------

Income (loss) before extraordinary item                                          2.1               0.1             (2.1)
Extraordinary item, net of tax                                                     -              (0.3)               -
                                                                               -----            ------          -------

Net income (loss)                                                                2.1%            (0.2)%            (2.1)%
                                                                               =====            ======           =======

_______________________
(1)  Includes Jeri-Jo from June 18, 1998.
(2)   Includes Miss Erika from September 30, 1997.

Fiscal 1999 Compared to Fiscal 1998
-----------------------------------

Net sales
   Net sales increased by $63.2 million, or 18.3%, to $407.8 million for fiscal 1999 compared to $344.6 million for fiscal 1998. The increase in net sales was attributable to incremental net sales from the Energie, Currants and Jamie Scott product lines of $74.1 million following the acquisition of Jeri-Jo on June 18, 1998 and an increase in net sales in the Erika product lines of $17.1 million. These increases were offset in part by a planned decrease in net sales of $15.8 million in the Norton McNaughton product lines, a decrease in net sales of $7.6 million in the Norton Studio product line and a decrease in net sales of $4.7 million in the D.P.S. product line.

Gross Profit
   Gross profit margin was 25.5% for fiscal 1999 compared to 20.6% for fiscal 1998. The increase in gross profit margin was primarily due to the addition of higher gross profit margins from the Energie, Currants and Jamie Scott product lines following the acquisition of Jeri-Jo on June 18, 1998, as well as gross margin improvements in those product lines.

Selling, General and Administrative Expenses
   Selling, general and administrative expenses ("SG&A" expenses) were $64.1 million, or 15.7% of net sales in fiscal 1999, compared to $55.0 million, or 16.0% of net sales, in fiscal 1998. The increase in SG&A expenses of $9.1 million resulted primarily from the incremental SG&A of $7.4 million from the Energie, Currants and Jamie Scott product lines following the acquisition of Jeri-Jo on June 18, 1998, and an increase in SG&A of $2.8 million due to an increase in personnel expenses resulting primarily from additions to headcount in the production and shipping areas as a result of increased sales volume in the Erika product lines, the non-recurrence of certain significant bad debt recoveries experienced in fiscal 1998, an increase in outside shipping services, an increase in contractual bonus expense, the write-off of certain assets and an increase in professional fees resulting from litigation. These increases were offset in part by a decrease in SG&A of approximately $1.0 million which resulted from the absence of the litigation reserve established in fiscal 1998 and a decrease in shipping rates under an agreement with a shipping contractor. The decrease in SG&A expenses as a percentage of net sales resulted primarily from the spreading of the fixed component of these expenses over higher net sales in fiscal 1999.

Depreciation and Amortization
   Depreciation and amortization was $5.3 million in fiscal 1999 compared to $2.4 million in fiscal 1998. The increase was primarily due to the amortization of goodwill resulting from the Jeri-Jo acquisition, Miss Erika's early discounted earn-out payment, which increased goodwill, and the amortization of intangible assets acquired in connection with the Company's settlement agreement with its shipping and cutting contractors. See Item 3, "Legal Proceedings".

Operating Income
   Operating income for fiscal 1999 was $34.6 million as compared to $13.6 million for fiscal 1998. The increase in fiscal 1999 operating income of approximately $21.0 million resulted primarily from the increase in net sales from the acquisition of Jeri-Jo on June 18, 1998 and the improvement in gross profit margins discussed above.

Interest Expense
   Interest expense increased to $18.7 million in fiscal 1999 compared to $11.8 million in fiscal 1998. The increase of $6.9 million was primarily attributable to the incremental interest cost of the Senior Notes that replaced revolving credit loans which had lower interest rates, as well as the inclusion of a full year of interest expense and amortization of deferred financing costs from the Jeri-Jo acquisition.

Taxes
   The provision for income taxes in fiscal 1999 included an additional provision of approximately $400,000 for audit exposures. The provision for income taxes in fiscal 1998 included an additional provision of $600,000 in connection with the resolution of certain Federal income tax audits covering fiscal years 1991 through 1996 and the corresponding impact on state and local taxes.

Cash Earnings Per Share
   Cash earnings per share, or earnings per share before goodwill amortization, increased in fiscal 1999 to $1.21 per diluted share, from a loss per diluted share of $0.04 in fiscal 1998.

Fiscal 1998 Compared to Fiscal 1997
-----------------------------------

Net Sales
   Net sales increased by $125.8 million, or 57.5%, to $344.6 million in fiscal 1998 from $218.8 million in fiscal 1997. The increase in net sales was primarily attributable to the addition of the Erika product lines of $110.2 million following the acquisition of Miss Erika on September 30, 1997, the addition of the Energie, Currants and Jamie Scott product lines of $54.1 million following the acquisition of Jeri-Jo on June 18, 1998, increased net sales in the Norton Studio product line of $12.0 million and increased net sales in the D.P.S. product line of $7.0 million. These increases were offset in part by a decrease in net sales of $25.4 million in the Norton McNaughton product lines, and decreases in net sales of $31.6 million, in the aggregate, due to the discontinuation of the Modiano, Lauren Alexandra and Pant-her product lines and Norton's retail outlet stores.

Gross Profit
   Gross profit margin was 20.6% in fiscal 1998 compared to 17.9% in fiscal 1997. Gross profit margin in fiscal 1998 was negatively impacted by sales allowances of approximately $3.3 million granted to certain customers of discontinued divisions. Had these sales allowances not been granted, gross profit margin in fiscal 1998 would have been 21.3%. The increase in gross profit margin was primarily due to the addition of gross profit from the Erika product lines, beginning on September 30, 1997, and the addition of gross profit from the Energie, Currants and Jamie Scott product lines, beginning on June 18, 1998, both of which experienced higher gross profit margins than those experienced in the Norton McNaughton product lines in fiscal 1997.

Selling, General and Administrative Expenses
   SG&A expenses were $55.0 million, or 16.0% of net sales, in fiscal 1998 compared to $44.0 million, or 20.1% of net sales, in fiscal 1997. SG&A expenses in fiscal 1998 included a reserve for litigation of $2.5 million (see Item 3, "Legal Proceedings"). Excluding this charge, SG&A expenses for fiscal 1998 would have been $52.5 million, or 15.2% of net sales. SG&A expenses in fiscal 1997 included special charges of $5.7 million for severance payments resulting from management changes, the termination of certain lease obligations and the establishment of reserves for certain contingencies, including the closing of the Company's retail outlet stores. As of October 31, 1998, all charges related to such reserves were incurred and no changes in estimates were required. Excluding these special charges, SG&A expenses for fiscal 1997 would have been $38.3 million, or 17.5% of net sales. The increase in SG&A expenses of $14.2 million, excluding the special charges, resulted primarily from the acquisition of Miss Erika and Jeri-Jo, whose incremental SG&A expenses in fiscal 1998 were $21.9 million in the aggregate. The increase was offset in part by savings experienced by Norton in fiscal 1998 due to cost saving measures implemented in fiscal 1997 and fiscal 1998, including a significant reduction in Norton's workforce resulting in savings of approximately $2.8 million, the closure of Norton's retail outlet stores resulting in savings of approximately $1.5 million, and a decrease in variable distribution and freight expenses of approximately $1.6 million due to a decrease in the volume of products shipped in fiscal 1998 compared to fiscal 1997.

Operating Income
   Operating income for fiscal 1998 was $13.6 million as compared to operating loss for fiscal 1997 of $5.8 million. Excluding the reserve for litigation of $2.5 million, operating income for fiscal 1998 would have been $16.1 million. Excluding the special charges of approximately $9.4 million, operating income for fiscal 1997 would have been approximately $3.6 million. The increase in fiscal 1998 operating income of approximately $12.5 million, after adjusting for the special charges, resulted primarily from the increase in net sales from the acquisitions of Miss Erika and Jeri-Jo, which occurred on September 30, 1997 and June 18, 1998, respectively.

Interest Expense
   Interest expense increased to $11.8 million in fiscal 1998 from $2.5 million in fiscal 1997. The increase was primarily attributable to incremental interest expense and amortization of deferred financing costs on debt incurred to acquire Miss Erika and Jeri-Jo.

Taxes
   The provision for income taxes in fiscal 1998 included an additional provision of $600,000 in connection with the proposed resolution of certain Federal income tax audits covering fiscal years 1991 through 1996 and the corresponding impact on state and local taxes.

Extraordinary Item
   The extraordinary item in fiscal 1998, of $1.2 million, net of tax, resulted from the write-off of deferred financing costs of $2.0 million associated with the early extinguishment of debt on June 18, 1998.

Cash Earnings per Share
   Cash earnings per share, or earnings per share before goodwill amortization, increased in fiscal 1998 to a loss per diluted share of $0.04 from a loss per diluted share of $0.63 in fiscal 1997.

Liquidity and Capital Resources
-------------------------------

   The Company is highly leveraged and significant additional earn-out payments will be required to be made by the Company in February and August 2000 in connection with the Miss Erika and Jeri-Jo acquisitions, respectively. On November 6, 1999, the Company had $125.0 million of Senior Notes outstanding, $725,000 of revolving credit loans outstanding under the Current Credit Agreement, and obligations under undrawn letters of credit in the aggregate face amount of approximately $122.3 million. Under the terms of its credit documentation, the Company can incur substantial additional indebtedness in the future. At November 6, 1999, the Company had total additional available credit of $28.4 million under the Current Credit Agreement, including $5.0 million of overadvance capability, pursuant to the borrowing base formula set forth therein, as well as cash and cash equivalents of $13.8 million. In addition, the Company has secured its obligation to pay the cash portion of the Jeri-Jo earn-out with a $30.0 million stand-by letter of credit (which is currently reducing the Company's availability under the Current Credit Agreement), which funds will become available for payment of the earn-out when the latter becomes due and payable. Based upon actual results of Miss Erika, the Company will pay approximately $12.0 million in additional consideration to certain of the sellers of Miss Erika in February 2000, approximately $10.0 million of which will be paid in cash and $2.0 million of which will be paid in shares of Common Stock. In addition, based on Jeri-Jo's results through November 6, 1999, and assuming Jeri-Jo achieves its budgeted results through June 30, 2000, the Company will be required to pay the sellers of Jeri-Jo in excess of $125.0 million in August 2000, with at least 50% thereof being payable in cash and the balance payable in shares of Common Stock.

   The Company's ability to make earn-out payments and scheduled payments of principal of, to pay the interest on, to refinance, as needed, its indebtedness, and to fund working capital requirements and planned capital expenditures, will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon current and budgeted levels of operations, management believes that cash flow from operations and cash, together with available borrowings under the Current Credit Agreement, will be adequate to meet the Company's liquidity needs for fiscal 2000.

   The Company's liquidity requirements arise from the funding of the Company's working capital needs, primarily inventory and accounts receivable, interest on indebtedness, planned capital expenditures, and, additionally, from the Company's earn-out obligations pursuant to the acquisitions of Miss Erika and Jeri-Jo. The Company's primary sources of working capital are cash flow from operations and advances under the Current Credit Agreement. The Company's borrowing requirements for working capital purposes are seasonal, with peak working capital needs generally arising at the end of the first and third fiscal quarters and extending through the second and fourth fiscal quarters.

   The Company had working capital of $93.6 million at November 6, 1999 as compared to $104.0 million at October 31, 1998. The decrease in working capital resulted primarily from the early discounted payment of a portion of the Miss Erika earn-out obligation totaling $10.0 million and the accrual of an additional $10.0 million representing the estimated cash portion of the remaining Miss Erika earn-out. The decrease was offset in part by fiscal 1999 net income.

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

   On September 30, 1997, the Company completed the acquisition of substantially all the assets and the assumption of substantially all the liabilities of Miss Erika, a privately-held manufacturer of women's moderately-priced apparel. The purchase price of Miss Erika consisted of $24.0 million in cash paid at the closing, the assumption of $2.5 million of indebtedness and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and/or Common Stock based upon earnings achieved by Miss Erika for the two fiscal years ended November 6, 1999. As originally agreed, the aggregate contingent payment payable by the Company is equal to the amount by which four times the average of Miss Erika's earnings before interest expense, income taxes, depreciation and amortization, as defined in the Miss Erika purchase agreement ("Miss Erika EBITDA"), for the two fiscal years ended November 6, 1999, exceeds $24.0 million. The additional consideration paid for Miss Erika will be accounted for as additional purchase price and will be reflected in intangible assets. At the Company's discretion, the Company may, subject to a maximum number of shares, pay all or any portion of the contingent payment in shares of Common Stock. The Miss Erika purchase agreement, as originally executed, limited the number of shares of Common Stock payable by the Company to a number of shares which, after giving effect to their issuance, did not exceed 12% of the aggregate number of outstanding shares of Common Stock at the time of payment. Following the early discounted payment of a portion of the Miss Erika earn-out obligation described below, this percentage limit was amended to 2.822%. The Company has agreed to cause any shares of Common Stock issued as a contingent payment to be registered under the Securities Act of 1933, as amended (the "Securities Act").

   On August 4, 1999, the Company retired, at a discount, 64.3% of the earn-out obligation payable to the sellers of Miss Erika for $10.0 million in cash. The portion of the earn-out obligation which was retired was owned by two investment funds and their affiliates who were interested in monetizing their portion of the contingent earn-out payment due to closure of the funds in which these investments were held. The early cash payment will save the Company approximately $10.0 million, net of consent fees of $1.2 million paid to Senior Noteholders under the Indenture, compared to what would have otherwise been due and payable in February 2000. The remaining earn-out obligation, representing 35.7%, continues to be governed by the original earn-out provisions described above. This remaining interest is held substantially by members of the current Miss Erika management team, none of whom desired to exercise the option of receiving a discounted early payment of the contingent earn-out. The Company intends to pay the cash portion of the remaining contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. Miss Erika achieved Miss Erika EBITDA during fiscal 1998 and fiscal 1999 which will result in the payment of additional consideration of approximately $12.0 million. Payment is expected to be made in February 2000, approximately $10.0 million of which will be paid in cash and approximately $2.0 million of which will be paid in Common Stock. Such amounts have been reflected in the Company's financial statements as of November 6, 1999 as current and long-term liabilities, respectively.

   On June 18, 1998, the Company completed the acquisition of Jeri-Jo, acquiring substantially all the assets and assuming substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. The purchase price paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition, (ii) the assumption of indebtedness of $10.9 million and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and its Common Stock in the event that certain earnings targets are achieved by Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. Such payment must be made no later than August 30, 2000. The Jeri-Jo purchase agreement requires that the Company pay at least 50% of the required contingent payment in cash and the Indenture limits this cash payment to 75% of the total contingent payment. The aggregate contingent payment payable by the Company is equal to the excess of (1) the sum of (A) five times Jeri-Jo's average earnings before interest expense, income taxes, depreciation and amortization, as defined in the Jeri-Jo purchase agreement ("Jeri-Jo EBITDA"), for the two years ending June 30, 2000, plus (B) 0.50 times any such average Jeri-Jo EBITDA between $17.0 million and $20.0 million, plus (C) one times any such average Jeri-Jo EBITDA over $20.0 million, over (2) $55.0 million. Additional consideration paid for Jeri-Jo will be accounted for as additional purchase price and will be reflected in intangible assets. The Company secured its obligation to pay the cash portion of the contingent payment by delivery of a stand-by letter of credit in the face amount of $30.0 million, which letter of credit may be drawn upon, in whole or in part, in certain circumstances, including in the event of a default under the cash contingent payment obligation. The Company has agreed to cause offers and sales by the holders of any shares of Common Stock issued as a contingent payment to be registered under the Securities Act, including, if requested, in an underwritten offering. The Jeri-Jo purchase agreement provides that in certain events, the sellers under the Jeri-Jo purchase agreement will have the option to accelerate the Company's contingent payment obligation. In such events, the accelerated contingent payment obligation would be payable in cash in an amount equal to the amount by which (i) five times the greater of $17.0 million or an amount equal to Jeri-Jo's annualized EBITDA (as defined in the Jeri-Jo purchase agreement) at the time of such event exceeds (ii) $55.0 million. The Company intends to pay the cash portion of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. Jeri-Jo achieved Jeri-Jo EBITDA for the 16 month period ended November 6, 1999 which will result in the payment of significant additional consideration. Based upon the Jeri-Jo EBITDA achieved for the 16 month period ended November 6, 1999, and assuming that Jeri-Jo achieves its budgeted EBITDA for the period from November 7, 1999 through June 30, 2000 (the end of the Jeri-Jo earn-out period), additional consideration in excess of $125.0 million would be payable in accordance with the Jeri-Jo purchase agreement.

   Concurrent with the closing of the Jeri-Jo acquisition on June 18, 1998, the Company entered into the Current Credit Agreement, a $175 million secured revolving credit and letter of credit facility with Banc of America Commercial Corporation (formerly known as NationsBanc Commercial Corporation), The CIT Group/Commercial Services, Inc. and Fleet Bank N.A. The facility is used to finance ongoing working capital requirements of the Company and its subsidiaries. The Current Credit Agreement is a three-year secured revolving credit and letter of credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins below the prime rate or in excess of LIBOR rates. Presently, the interest rate under the Current Credit Agreement is 100 basis points below the prime rate at Banc of America, N.A. (formerly known as Nations Bank, N.A.) (based upon the current prime rate, the interest rate under the Current Credit Agreement is 7.50% per annum). Available credit under the Current Credit Agreement is as follows: revolving credit advances not to exceed $60.0 million, documentary letters of credit not to exceed $130.0 million and stand-by letters of credit not to exceed $45.0 million (including the $30.0 million stand-by letter of credit to secure the Company's cash contingent payment obligation in connection with the Jeri-Jo acquisition), with aggregate letters of credit not to exceed $160.0 million. Under the Current Credit Agreement, the aggregate credit available to the Company is equal to the lesser of (i) $175.0 million or (ii) the sum of 85% of eligible accounts receivable and 60% of eligible inventory. The Company and its subsidiaries guarantee the Company's obligations under the Current Credit Agreement and have granted a lien on substantially all of their respective assets to secure the obligations under the Current Credit Agreement. The weighted average interest rate on the revolving credit facility was 7.3% for fiscal 1999 and 8.0% for fiscal 1998. The Company continues to factor accounts receivable pursuant to factoring arrangements.

   On June 18, 1998, the Company also issued the Senior Notes due 2005. The proceeds of the Senior Notes were used to finance the Jeri-Jo acquisition and to refinance then existing indebtedness of the Company and Jeri-Jo. The Company's obligations under the Senior Notes are unsecured and are guaranteed by all of the Company's subsidiaries. The Indenture contains a number of restrictive covenants, including covenants which limit the incurrence of liens and indebtedness, limit transactions with affiliates, sales of assets, investments and other restricted payments, as defined therein.

   The Current Credit Agreement contains a number of restrictive covenants, including covenants which limit the incurrence of liens and indebtedness, limit transactions with affiliates, acquisitions, sales of assets, investments and other restricted payments, and require that the Company maintain certain fixed charge coverage, cash flow coverage and leverage ratios and meet specified minimum levels of working capital and net worth. At November 6, 1999, the Company was in compliance with all of its restrictive and financial covenants under the Current Credit Agreement and Indenture, with the exception of the minimum working capital requirement under the Current Credit Agreement. The non-compliance with the latter was caused by the Company's early retirement, at a discount, of 64.3% of the Miss Erika earn-out obligation and the accrual for financial reporting purposes at November 6, 1999 of the estimated cash portion of the remaining earn-out payment, which is due and payable in February 2000. These events were unanticipated at the time that the covenant requirements were set in 1998. On January 12, 2000, the Company's lenders executed a Waiver and Consent waiving this non-compliance with the working capital requirement for this period.

   On August 9, 1999, the Company and Norton entered into a settlement with Railroad and Cutting Edge, pursuant to which, among other matters, contract disputes were settled, Norton purchased certain assets of Railroad and Cutting Edge, including fixed assets, machinery and equipment at their facilities, and Railroad's and Cutting Edge's rights under their existing agreements with Norton. The Purchase Price was $5.5 million payable as follows: $3.0 million at closing; thereafter, $108,333.33 per month, payable at month-end from July 31, 1999 through March 31, 2000, and $508,333.33 per month payable at month-end from April 30, 2000 through May 31, 2000, $408,333.33 payable on June 30, 2000, and
$100,000 payable on December 31, 2000. Norton has also retained Railroad to provide consulting services relating to the relocation of its warehouse and distribution facilities to South Carolina for a total fee of $500,000 payable on a monthly basis over a one-year period. See Item 3, "Legal Proceedings".

   The Agreement also provided for the termination of Norton's then existing long-term agreements with Railroad (distribution) and Cutting Edge (cutting). Railroad has agreed to manage the assets Norton purchased and to continue performing all of Norton's receiving, warehousing and distribution services from Railroad's New Jersey facilities through June 30, 2000, although Norton may, at its option, extend this time period until August 31, 2000.

   Pursuant to the Agreement, Railroad and Cutting Edge agreed to obtain releases of Norton's limited guarantees from the landlords of their respective warehouse leases. On September 23, 1999, Norton received a release from the landlord of Cutting Edge's warehouse lease in exchange for a payment of approximately $230,000. As provided in the Agreement, this amount will be withheld from subsequent Purchase Price installments. In addition, also as provided in the Agreement, the Purchase Price will be reduced by the amount due under Norton's guarantee of Railroad's lease, which totals $500,000. Finally, the Agreement provided for the early termination of Norton's East Rutherford, New Jersey piece goods warehouse sublease from Cutting Edge, which occurred on September 30, 1999.

   The Company's capital expenditures were approximately $4.0 million and $2.4 million in fiscal 1999 and fiscal 1998, respectively. The Company anticipates that in fiscal 2000 it will incur capital expenditures of approximately $6.5 million to $7.0 million, primarily in connection with Norton's new warehouse and distribution facility in South Carolina, which will include an automated materials handling system, management information systems, including hardware and software, machinery and equipment and furniture and fixtures. The Company expects to finance these capital expenditures from internally generated funds and advances under the Current Credit Agreement.

   The Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $11.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. As of November 6, 1999, the Company had purchased a total of 651,000 shares at an aggregate cost of approximately $5.5 million. As of February 2, 2000, the Company had purchased a total of 776,300 shares at an aggregate cost of approximately $6.5 million. The Company's ability to repurchase shares of Common Stock is restricted by the Indenture and the Current Credit Agreement.

   The moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or profitability. Inflation is not expected to have a significant impact on the Company's business.

Seasonality
-----------

   Historically, the Company has achieved its highest sales in the fourth quarter and, to a lesser extent, the second quarter of each fiscal year. As a result of the Miss Erika and Jeri-Jo acquisitions, the Company anticipates that it will experience its highest sales in the second quarter and, to a lesser extent, the fourth quarter of each fiscal year. This pattern results primarily from the timing of shipments for each season, although the timing of shipments can vary from quarter to quarter and season to season. Spring season merchandise is generally shipped in the Company's second fiscal quarter between February and April, and fall season merchandise is generally shipped in the Company's fourth fiscal quarter between August and October.

The Year 2000 Issue
-------------------

   The Company believes it has resolved the potential impact of the year 2000 (the "Year 2000") on its processing of date sensitive information and network systems.

   The Company, to date, has not experienced any negative effects due to the Year 2000 problem, either internally or with its customers or vendors. If the Company encounters Year 2000 problems during the year 2000, and if customers or vendors cannot rectify Year 2000 issues, the Company could incur additional costs, which may be substantial, to develop alternative methods of managing its business and replacing non-compliant equipment, and may experience delays in receipts from vendors, shipments to customers, or payments to vendors. The Company has contingency plans for critical functions in the event of non-compliance by its customers and vendors.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

   The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and weighted-average interest rates by expected maturity dates.

                                                                       Fiscal Year
                                   -------------------------------------------------------------------------------
                                   2000        2001        2002         2003         2004   Thereafter       Total
                                   ----        ----        ----         ----         ----   ----------       -----
                                                               (Dollars In Thousands)

Short-term debt:
   Revolving credit                 $  725        -           -            -            -          -         $    725
   Prime rate less 100 basis
   points(1)                          7.50%       -           -            -            -          -             7.50%

Long-term debt:
   $125 million Senior Notes             -        -           -            -            -   $125,000         $125,000
    Interest rate                    12.50%   12.50%      12.50%       12.50%       12.50%     12.50%           12.50%

   For more information concerning the Company's debt obligations, see Notes 10 and 14 to the Company's consolidated financial statements.

   (1)  Prior to February 1, 2000, the rate was prime less 50 basis points.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   Not Applicable.

Item 10.  Directors and Executive Officers of the Registrant

   Information which is called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to its 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 2000 Proxy Statement").

Item 11.  Executive Compensation

   Information called for by this Item 11 is incorporated by reference to the information set forth under the headings "Executive Compensation", "Compensation of Directors" and "Employment Agreements" in the Company's 2000 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Information called for by this Item 12 is incorporated by reference to the information set forth under the heading "Information Concerning Certain Stockholders" in the Company's 2000 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

   Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Election of Directors" and "Certain Relationships and Related Transactions" in the Company's 2000 Proxy Statement.

                                    PART IV



Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

1. and 2. See "Index to Consolidated Financial Statement Schedule and Supplementary Data" on page F-1

3. The Exhibits required to be filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index on page E-1. Exhibits 10.1, 10.1(a), 10.3, 10.4, 10.5, 10.6, 10.7, 10. 8, 10.8(a), 10.8(b) and 10.8(c), 10.9,
     10.9(a) and 10.9(b), 10.10, 10.10(a), 10(b) and 10.10(c), 10.11 and
     10.11(a), 10.12, 10.38, 10.40, 10.41, 10.42, 10.43, 10.44, 10.45, 10.51,
     10.52 and 10.53 are the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-K.

(b) The Registrant filed one Current Report on Form 8-K during the fourteen-weeks ended November 6, 1999.

                        MCNAUGHTON APPAREL GROUP INC.
                      (formerly Norton McNaughton, Inc.)
 Index to Consolidated Financial Statements, Financial Statement Schedule and
                               Supplementary Data


                                                                       Page
                                                                       ----

 Financial Statements:

     Report of Independent Auditors                                    F-2

     Consolidated Balance Sheets at November 6, 1999
     and October 31, 1998                                              F-3

     Consolidated Statements of Operations for
     Each of the Three Years in the Period Ended November 6, 1999      F-4

     Consolidated Statements of Stockholders' Equity for
     Each of the Three Years in the Period Ended November 6, 1999      F-5

     Consolidated Statements of Cash Flows for
     Each of the Three Years in the Period Ended November 6, 1999      F-6

     Notes to Consolidated Financial Statements                        F-7


Financial Statement Schedule:

        II - "Valuation and Qualifying Accounts"                       F-24



Note: Schedules other than that referred to above have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.



Supplementary Data:

     Quarterly Financial Data (Unaudited)                              F-25

                        Report of Independent Auditors


Board of Directors and Stockholders
McNaughton Apparel Group Inc.

We have audited the accompanying consolidated balance sheets of McNaughton Apparel Group Inc. and Subsidiaries (the "Company") as of November 6, 1999 and October 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 6, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at November 6, 1999 and October 31, 1998 and the consolidated results of their operations, changes in their stockholders' equity and their cash flows for each of the three years in the period ended November 6, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                                ERNST & YOUNG LLP

New York, New York
January 5, 2000

                         McNaughton Apparel Group Inc.
                          Consolidated Balance Sheets


                                                   November 6,   October 31,
                                                      1999          1998
                                                   -------------------------
                                                         (In Thousands)
Assets
Current assets:
  Cash and cash equivalents                          $ 13,842      $    205
  Due from factor                                      82,189        85,998
  Inventory                                            40,917        47,386
  Income taxes receivable                               2,145         2,522
  Prepaid expenses and other current assets             3,787         1,273
                                                     --------      --------
Total current assets                                  142,880       137,384

Fixed assets, net                                      10,177         8,261

Notes receivable from management stockholders           2,287         2,471

Intangible assets, net                                 63,198        43,464

Deferred financing costs                                6,642         6,348

Other assets                                            2,914         3,661
                                                     --------      --------

Total assets                                         $228,098      $201,589
                                                     ========      ========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                   $ 14,237       $ 15,932
  Revolving credit loan                                   725          3,839
  Income taxes payable                                  7,151              -
  Accrued expenses and other current liabilities       27,160         13,629
                                                     --------       --------
Total current liabilities                              49,273         33,400

12  1/2% Senior Notes due 2005                        125,000        125,000
Other long-term liabilities                             3,758          1,719
                                                     --------       --------
Total liabilities                                     178,031        160,119

Commitments and contingencies

Stockholders' equity:

Common stock, $0.01 par value,
  authorized 20,000,000 shares, 8,096,324
  and 8,065,429 shares issued, respectively,
  and 7,445,324 and 7,414,429
  shares outstanding, respectively                         81             81

Capital in excess of par                               23,989         23,923

Retained earnings                                      31,532         23,001

Treasury stock, at cost, 651,000 shares                (5,535)        (5,535)
                                                     --------       --------

Total stockholders' equity                             50,067         41,470
                                                     --------       --------
Total liabilities and stockholders' equity           $228,098       $201,589
                                                     ========       ========
See accompanying notes.

                         McNaughton Apparel Group Inc.
                     Consolidated Statements of Operations
                   (In Thousands, Except Per Share Amounts)

                                                                                       Year Ended
                                                                ----------------------------------------------------------
                                                                      November 6,        October 31,         November 1,
                                                                         1999                1998                1997
                                                                ----------------------------------------------------------
Net sales                                                               $407,812            $344,604            $218,782
Cost of goods sold                                                       303,769             273,703             179,556
                                                                        --------            --------            --------
Gross profit                                                             104,043              70,901              39,226
Selling, general and administrative expenses                              64,146              54,965              44,015
Depreciation and amortization                                              5,282               2,370                 984
                                                                        --------            --------            --------
Income (loss) from operations                                             34,615              13,566              (5,773)
Interest expense and amortization of deferred financing costs             18,712              11,788               2,500
Other income, net                                                           (364)               (165)               (168)
                                                                        --------            --------            --------
Income (loss) before provision (benefit) for income taxes and
extraordinary item                                                        16,267               1,943              (8,105)
Provision (benefit) for income taxes                                       7,736               1,495              (3,400)
                                                                        --------            --------            --------
Income (loss) before extraordinary item                                    8,531                 448              (4,705)
Extraordinary item, net of $840 tax benefit                                    -              (1,161)                  -
                                                                        --------            --------            --------
Net income (loss)                                                       $  8,531            $   (713)           $ (4,705)
                                                                        ========            ========            ========

Basic earnings per share:
Income (loss) before extraordinary item                                 $   1.15            $   0.06            $  (0.63)
Extraordinary item                                                             -               (0.16)                  -
                                                                        --------            --------            --------
Net income (loss)                                                       $   1.15            $  (0.10)           $  (0.63)
                                                                        ========            ========            ========
Weighted average number of common shares outstanding                       7,432               7,413               7,488
                                                                        ========            ========            ========
Diluted earnings per share:

Income (loss) before extraordinary item                                 $   1.11            $   0.06            $  (0.63)

Extraordinary item                                                             -               (0.16)                  -
                                                                        --------            --------            --------
Net income (loss)                                                       $   1.11            $  (0.10)           $  (0.63)
                                                                        ========            ========            ========
Weighted average number of common shares outstanding assuming
dilution                                                                   7,708              7,432                7,488
                                                                        ========            ========            ========


See accompanying notes.

                         McNaughton Apparel Group Inc.
                Consolidated Statements of Stockholders' Equity
      Years Ended November 6, 1999, October 31, 1998 and November 1, 1997



                                            Common Stock       Capital in         Retained      Treasury
                                            ------------
                                         Shares      Amount    Excess of Par      Earnings        Stock     Total
                                        --------------------------------------------------------------------------------
                                                               (In Thousands)

Balance at November 2, 1996                  8,053    $  80     $   23,865       $   28,419   $  (4,078)     $  48,286
   Net loss for the year                         -        -              -           (4,705)          -         (4,705)
   Treasury stock acquired, 235,000
   shares, at cost                               -        -              -                -      (1,457)        (1,457)
   Issuance of common stock
   through stock purchase plan                   8        1             38                -           -             39
                                             -----    -----     ----------       ----------   ---------      ---------
Balance at November 1, 1997                  8,061       81         23,903           23,714      (5,535)        42,163
     Net loss for the year                       -        -              -             (713)          -           (713)
     Issuance of common stock
     through stock purchase plan                 4        -             20                -           -             20
                                             -----    -----     ----------       ----------   ---------      ---------

Balance at October 31, 1998                  8,065       81         23,923           23,001      (5,535)        41,470
     Net income for the year                     -        -              -            8,531           -          8,531
      Issuance of common stock
      through stock purchase plan               30        -             62                -           -             62

      Exercise of stock options                  1        -              4                -           -              4
                                             -----    -----     ----------       ----------   ---------      ---------
Balance at November 6, 1999                  8,096    $  81     $   23,989       $   31,532   $  (5,535)     $  50,067
                                             =====    =====     ==========       ==========   =========      =========




See accompanying notes.

                         McNaughton Apparel Group Inc.
                     Consolidated Statements of Cash Flows
                                (In Thousands)


                                                                                       Year Ended
                                                                        ----------------------------------------------
                                                                           November 6,   October 31,   November 1,
                                                                              1999          1998          1997
                                                                        ----------------------------------------------

Net income (loss)                                                            $  8,531      $   (713)          $ (4,705)
Adjustments to reconcile net income (loss) to net cash provided by
 (used for) operating activities:

Depreciation and amortization of fixed assets                                   2,018         1,415                931
Write-off of fixed assets                                                          32             -                627
Amortization of intangible assets and deferred financing costs                  4,603         1,953                131

Changes in operating assets and liabilities:

   Due from factor                                                              3,809        (9,671)           (19,014)
   Inventory                                                                    6,469           (11)             4,084
   Income taxes receivable and current deferred taxes                             377           679             (3,102)
   Prepaid expenses and other current assets                                   (2,514)        4,265                (73)
   Other assets                                                                  (158)       (1,938)            (2,205)
   Accounts payable                                                            (1,695)          987             (2,598)
   Accrued expenses and other current liabilities                              10,682         5,587               (736)
   Other long-term liabilities                                                     39            (1)               170
                                                                             --------      --------           --------
Net cash provided by (used for) operating activities                           32,193         2,552            (26,490)
                                                                             --------      --------           --------
Investing activities

Purchase of fixed assets                                                       (3,966)       (2,430)            (1,571)
Purchase of net assets of Miss Erika, net of cash of $70                            -             -            (24,553)
Purchase of net assets of Jeri-Jo, net of cash of $1,312                            -       (54,253)                 -
Additional purchase price to Miss Erika                                       (10,094)            -                  -
Notes receivable from management stockholders                                     184           184                  -
                                                                             --------      --------           --------
Net cash used for investing activities                                        (13,876)      (56,499)           (26,124)
                                                                             --------      --------           --------
Financing activities

Purchase of treasury stock                                                          -             -             (1,457)
Net advances (repayments) under revolving credit agreements                    (3,114)      (40,634)            44,287
Repayment of acquired company's debt                                                -       (10,900)            (2,500)
Issuance of 12  1/2% Senior Notes due 2005                                          -       125,000                  -
Deferred financing costs                                                       (1,632)       (4,863)            (2,559)
Proceeds from issuance of common stock, net                                        66            20                 39
Proceeds from (repayment of) term loan                                              -       (15,000)            15,000
                                                                             --------      --------           --------
Net cash (used for) provided by financing activities                           (4,680)       53,623             52,810
                                                                             --------      --------           --------

Increase (decrease) in cash                                                    13,637          (324)               196
Cash at beginning of year                                                         205           529                333
                                                                             --------      --------           --------
Cash at end of year                                                          $ 13,842      $    205           $    529
                                                                             ========      ========           ========

Supplemental disclosures
Income taxes paid                                                            $    792      $    400           $    361
Interest paid                                                                $ 16,391      $  5,346           $  1,999

   See accompanying notes.

                         McNaughton Apparel Group Inc.
                  Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Organization and Principles of Consolidation

     McNaughton Apparel Group Inc. (formerly, Norton McNaughton, Inc.) (the "Company") was incorporated in Delaware on December 30, 1993.

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

     The Company changed its name from Norton McNaughton, Inc. to McNaughton Apparel Group Inc. on February 9, 1999.

Principal Business Activity

     Through its wholly-owned subsidiaries, the Company designs, sources, markets and distributes a broad line of brand name, moderately-priced women's and juniors' career and casual clothing. The Company's customer base consists principally of department stores, national chains, mass merchandisers and specialty retailers located in the United States.

Fiscal Year

     The Company operates on a 52-53 week accounting period. The Company's fiscal year ends on October 31, if such date falls on a Saturday, or the first Saturday following October 31. Data for each of the fiscal years ended November 6, 1999, October 31, 1998 and November 1, 1997 includes the results of operations for 53, 52 and 52 weeks, respectively.

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

Deferred Financing Costs

     Deferred financing costs were incurred in fiscal 1997 in connection with the Company's credit facility. Such financing costs were amortized on a straight-line basis over the three-year term of the related credit facility. The balance of such costs were written off as an extraordinary item when the facility was repaid in June 1998.

     Deferred financing costs were incurred in connection with obtaining the Company's current revolving credit agreement and the Company's issuance of $125.0 million 12 1/2% Senior Notes due 2005 (the "Senior Notes"). Such deferred financing costs are being amortized on a straight-line basis over the three-year term of the current financing agreement and over the seven-year term of the Senior Notes. See Note 10.

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

     Intangible contract rights acquired in connection with the agreement entered into on August 9, 1999 with Railroad Enterprises, Inc. ("Railroad") and Cutting Edge Services, Inc. ("Cutting Edge") (the "Agreement") are being amortized over the term of the management arrangement being provided for in the Agreement. These intangible contract rights have been recorded as current assets. See Note 11.

Deferred Rent

     Rent expense on leases is recorded by the straight-line method over the lease period. The excess of rent expense over the actual cash paid has been recorded as other long-term liabilities.

Earnings Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period and the effect of dilutive options outstanding during the period using the treasury stock method. For fiscal 1999 and fiscal 1998, the dilutive effect of options outstanding during the period using the treasury stock method was approximately 276,000 shares and 19,000 shares, respectively. For fiscal 1997, options outstanding during the period using the treasury stock method were excluded from the net loss per share computation of diluted earnings per share because they were antidilutive.

Cash and Cash Equivalents

     For purposes of the statements of cash flows, cash and cash equivalents include all liquid debt instruments with a maturity of three months or less when purchased.

Credit Risk

     The Company sells its accounts receivable to a factor. At November 6, 1999, the amount due from factor was $82.2 million. Other financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments with high quality financial institutions. The Company continually monitors its cash position. At November 6, 1999, the Company had $14.5 million invested in a money market fund at one financial institution.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting for Stock Options

     The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under the Financial Accounting Standard Board's Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. See Note 13 for pro forma disclosures required by SFAS No. 123.

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (continued)

SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information"

     The Financial Accounting Standards Board issued SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company adopted this statement in fiscal 1999 and such adoption did not have a material effect on the financial statements.

     The Financial Accounting Standards Board issued SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997. This statement changes the way that companies report information about operating segments in financial statements. The Company operates entirely in one segment, women's apparel, which is sold through diverse distribution channels to many markets. It is not possible, therefore, to divide the Company's business into meaningful industry segments. The Company's operations and sales are only in the United States, therefore, geographical segments are not applicable.

2.  Acquisitions

Miss Erika
----------

   On September 30, 1997, the Company completed the acquisition of substantially all the assets and the assumption of substantially all the liabilities of Miss Erika, a privately-held manufacturer of women's moderately-priced apparel. The purchase price of Miss Erika consisted of $24.0 million in cash paid at the closing, the assumption of $2.5 million of indebtedness and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and/or the Company's, $0.01 par value, common stock ("Common Stock") based upon earnings achieved by Miss Erika for the two fiscal years ended November 6, 1999. As originally agreed, the aggregate contingent payment payable by the Company is equal to the amount by which four times the average of Miss Erika's earnings before interest expense, income taxes, depreciation and amortization, as defined in the Miss Erika purchase agreement ("Miss Erika EBITDA"), for the two fiscal years ended November 6, 1999, exceeds $24.0 million. The additional consideration paid for Miss Erika will be accounted for as additional purchase price and will be reflected in intangible assets. At the Company's discretion, the Company may, subject to a maximum number of shares, pay all or any portion of the contingent payment in shares of Common Stock. The Miss Erika purchase agreement, as originally executed, limited the number of shares of Common Stock payable by the Company to a number of shares which, after giving effect to their issuance, did not exceed 12% of the aggregate number of outstanding shares of Common Stock at the time of payment. Following the early discounted payment of a portion of the Miss Erika earn-out obligation described below, this percentage limit was amended to 2.822%. The Company has agreed to cause any shares of Common Stock issued as a contingent payment to be registered under the Securities Act of 1933, as amended (the "Securities Act").

     On August 4, 1999, the Company retired, at a discount, 64.3% of the earn-out obligation payable to the sellers of Miss Erika for $10.0 million in cash. The portion of the earn-out obligation which was retired was owned by two investment funds and their affiliates who were interested in monetizing their portion of the contingent earn-out payment due to closure of the funds in which these investments were held. The early cash payment will save the Company approximately $10.0 million, net of consent fees of $1.2 million paid to senior noteholders under the indenture dated as of June 18, 1998 governing the Senior Notes (the "Indenture") compared to what would have otherwise been due and payable in February 2000. The remaining earn-out obligation, representing 35.7%, continues to be governed by the original earn-out provisions described above. This remaining interest is held substantially by members of the current Miss Erika management team, none of whom desired to exercise the option of receiving a discounted early payment of the contingent earn-out. The Company intends to pay the cash portion of the remaining contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. Miss Erika achieved Miss Erika EBITDA during fiscal 1998 and fiscal 1999 which will result in the payment of additional consideration of approximately $12.0 million. Payment is expected to be made in February 2000, approximately $10.0 million of which will be paid in cash and $2.0 million of which will be paid in Common Stock. Such amounts have been reflected in the Company's financial statements as of November 6, 1999 as current and long-term liabilities, respectively.

     In connection with the foregoing, the Company amended the Indenture to provide for, among other matters, the early extinguishment of a portion of the outstanding earn-out obligation payable to certain of the sellers of Miss Erika and to restrict the amount of cash that may be paid with respect to the Company's earn-out obligation incurred in connection with its acquisition of Jeri-Jo.

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)

2.  Acquisitions (continued)

Jeri-Jo
-------

     On June 18, 1998, the Company completed the acquisition of Jeri-Jo, acquiring substantially all the assets and assuming substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. The purchase price paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition,
(ii) the assumption of indebtedness of $10.9 million and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and its Common Stock in the event that certain earnings targets are achieved by Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. Such payment must be made no later than August 30, 2000. The Jeri-Jo purchase agreement requires that the Company pay at least 50% of the required contingent payment in cash and the Indenture limits this cash payment to 75% of the total contingent payment. The aggregate contingent payment payable by the Company is equal to the excess of (1) the sum of (A) five times Jeri-Jo's average earnings before interest expense, income taxes, depreciation and amortization, as defined in the Jeri-Jo purchase agreement ("Jeri-Jo EBITDA"), for the two years ending June 30, 2000, plus (B)
0.50 times any such average Jeri-Jo EBITDA between $17.0 million and $20.0 million, plus (C) one times any such average Jeri-Jo EBITDA over $20.0 million, over (2) $55.0 million. Additional consideration paid for Jeri-Jo will be accounted for as additional purchase price and will be reflected in intangible assets. The Company secured its obligation to pay the cash portion of the contingent payment by delivery of a stand-by letter of credit in the face amount of $30.0 million, which letter of credit may be drawn upon, in whole or in part, in certain circumstances, including in the event of a default under the cash contingent payment obligation. The Company has agreed to cause offers and sales by the holders of any shares of Common Stock issued as a contingent payment to be registered under the Securities Act, including, if requested, in an underwritten offering. The Jeri-Jo purchase agreement provides that in certain events, the sellers under the Jeri-Jo purchase agreement will have the option to accelerate the Company's contingent payment obligation. In such events, the accelerated contingent payment obligation would be payable in cash in an amount equal to the amount by which (i) five times the greater of $17.0 million or an amount equal to Jeri-Jo's annualized EBITDA (as defined in the Jeri-Jo purchase agreement) at the time of such event exceeds (ii) $55.0 million. The Company intends to pay the cash portion of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. Jeri-Jo achieved Jeri-Jo EBITDA for the 16 month period ended November 6, 1999 which will result in the payment of significant additional consideration. Based upon the Jeri-Jo EBITDA achieved for the 16 month period ended November 6, 1999, and assuming that Jeri-Jo achieves its budgeted EBITDA for the period from November 7, 1999 through June 30, 2000 (the end of the Jeri-Jo earn-out period), additional consideration in excess of $125.0 million would be payable in accordance with the Jeri-Jo purchase agreement.

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

                                                Fiscal Year                                            Fiscal Year
                                           Ended October 31, 1998                                Ended November 1, 1997
                                -----------------------------------------               ----------------------------------------
                                        As reported          Pro forma                       As reported             Pro forma
                                                             (unaudited)                                             (unaudited)
                                -----------------------    --------------               -------------------       --------------
                                                           (In thousands, except per share amounts)

Net sales                                $344,604              $394,839                       $218,782                 $404,710
Income (loss) from operations            $ 13,566              $ 21,316                       $ (5,773)                $ 13,751
Depreciation and amortization            $  2,370              $  3,751                       $    984                 $  3,778
Income (loss) before
   extraordinary item                    $    448              $    881                       $ (4,705)                $ (2,337)
Net loss                                 $   (713)             $   (280)                      $ (4,705)                $ (2,337)
Net loss per share:
   Basic                                 $  (0.10)             $  (0.04)                      $  (0.63)                $  (0.31)
   Diluted                               $  (0.10)             $  (0.04)                      $  (0.63)                $  (0.31)

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

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)

3.   Sales to Major Customers

     For the years ended November 6, 1999, October 31, 1998 and November 1, 1997, net sales made to three customers were approximately 20%, 14% and 14%, approximately 17%, 16% and 15%, and approximately 11%, 29% and 17%, respectively.

4.   Due From Factor

     The Company sells its accounts receivable to a factor without recourse, up to a maximum established by the factor for each customer. Receivables sold in excess of these limitations are subject to recourse in the event of nonpayment by the customer. The factor receives a commission for all purchased accounts receivable which is calculated as 0.3% of the net amount of gross sales less sales discounts. Factor commissions for the fiscal years ended November 6, 1999, October 31, 1998 and November 1, 1997 were approximately $1.4 million, $1.3 million and $1.0 million, respectively.

     In connection with the acquisitions of Jeri-Jo and Miss Erika, the Company transferred outstanding accounts receivable on the dates of purchase to the Company's factor with recourse. The Company did not receive any cash from the factor at the time of transfer, but received cash as the receivables were collected. At November 6, 1999 and October 31, 1998, the amounts due from factor of $82.2 million and $86.0 million, respectively, did not include any accounts receivable with recourse.

     Prior to September 30, 1997, the Company's working capital requirements were funded by borrowings pursuant to its factoring agreement. Thereunder, the Company was able to borrow up to 90% of the net balance due on eligible accounts receivable, up to $10.0 million of additional advances and up to $20.0 million in letter of credit financing. Interest on factor advances was payable monthly at 0.75% below the Banc of America, N.A. (formerly known as NationsBank of Georgia, N.A.) prime rate (the "Banc of America Prime Rate") for amounts advanced which were less than the purchase price of eligible accounts receivable, and 1.25% above the Banc of America Prime Rate for amounts advanced in excess of the purchase price of eligible accounts receivable.

5.    Inventories

      Inventories consist of the following:


                                               November 6,         October 31,
                                                  1999                 1998
                                             -----------------------------------
                                                         (In Thousands)
          Raw materials                         $  3,116             $  3,733
          Work-in-process                          1,104                1,158
          Finished goods                          36,697               42,495
                                                --------             --------
                                                $ 40,917             $ 47,386
                                                ========             ========

6.    Fixed Assets

      Fixed assets are summarized as follows:

                                               November 6,         October 31,
                                                  1999                 1998
                                             -----------------------------------
                                                          (In Thousands)

          Machinery and equipment              $  1,940            $  1,312
          Furniture and fixtures                  1,518                 963
          Computer equipment                      8,624               5,955
          Leasehold improvements                  3,828               3,762
                                               --------            --------
            Total                                15,910              11,992
          Less accumulated depreciation
              and amortization                    5,733               3,731
                                               --------            --------
                                               $ 10,177            $  8,261
                                               ========            ========

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)

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

     In the event of any sale or transfer of shares of Common Stock by any of the management stockholders, such person is required to make a principal repayment of his loan from the Company in an amount equal to the product of (i) the percentage representing the number of shares sold by such person to the base amount set forth in the promissory note, and (ii) the outstanding balance of the notes as of the date of the promissory note. No other principal payments are required under the loans except for the payment at maturity. The loans mature on November 5, 2003 at which time full payment is to be made by the management stockholders for the balance of their respective loans. As of the end of the third quarter of fiscal 1999, all necessary payments had been made under the terms of the loans by the management stockholders.

     As of November 6, 1999, the fair market value of the Company's Common Stock held by such persons was $16,366,758 and the fair market value of the stock pledged by the management stockholders as security for the loans was $6,113,382. The aggregate principal balance of all loans to management stockholders was $2,286,568. The loan balance set forth above reflects the required principal payments of $713,432 resulting from sales of Common Stock by management stockholders. Interest income relating to these loans for the years ended November 6, 1999, October 31, 1998 and November 1, 1997 amounted to approximately $148,000, $147,000 and $155,000, respectively.

8.   Intangible Assets

     Intangible assets consist of the following:

                                                     November 6,   October 31,
                                                        1999           1998
                                                  ------------------------------
                                                            (In Thousands)

        Tradenames and trademarks                     $ 17,591      $ 17,500
        Goodwill                                        48,921        26,918
                                                      --------      --------
                                                        66,512        44,418
        Less accumulated amortization                    3,314           954
                                                      --------      --------
                                                      $ 63,198      $ 43,464
                                                      ========      ========

     In fiscal 1998, the Company completed the valuations and analysis necessary to finalize the Miss Erika and Jeri-Jo purchase price allocations. Accordingly, the Company allocated certain amounts previously recorded as goodwill to tradenames and trademarks.

9.   Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consist of the following:

                                                     November 6,   October 31,

                                                        1999          1998
                                                  ------------------------------
                                                           (In Thousands)

          Miss Erika earn-out obligation              $ 10,000      $     -
          Interest on $125.0 million 12  1/2%
           Senior Notes                                  6,837        5,773
          Contractual bonuses payable                    2,706        2,325
          Payable to Railroad and Cutting
          Edge in connection with the Agreement          1,967            -
          Reserve for litigation                           932        2,500
          Profit sharing contribution payable              879          720
          Other accured expenses and current
           liabilities                                   3,839        2,311
                                                      --------      -------
                                                      $ 27,160      $13,629
                                                      ========      =======

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)


10.  Financing Arrangements and Extraordinary Item

     In connection with the Miss Erika acquisition on September 30, 1997, the Company entered into a $140.0 million secured term loan and revolving credit facility with Banc of America Commercial Corporation (formerly known as NationsBanc Commercial Corporation) and The CIT Group/Commercial Services, Inc. (the "Prior Credit Agreement"). The proceeds were used to finance the acquisition and for ongoing working capital requirements of the Company and its subsidiaries. The Prior Credit Agreement provided for a $15.0 million term loan and $125.0 million revolving credit and letter of credit facility, and had an initial expiration date of October 2, 2000. Prior thereto, the Company's working capital requirements were funded by borrowings pursuant to its factoring agreement.

     The Prior Credit Agreement provided for interest to be paid monthly in arrears on revolving credit loan balances at an annual rate equal to the prime rate at Banc of America, N.A. (formerly known as NationsBank, N.A.) less 0.25%. Interest on the term loan was at an annual rate equal to the prime rate at Banc of America, N.A. plus 0.25% and required monthly principal payments of $250,000 on the first day of each month and a final installment of $6.25 million on October 2, 2000.

     Concurrent with the closing of the Jeri-Jo acquisition on June 18, 1998, the Company entered into a $175.0 million secured revolving credit and letter of credit facility with Banc of America Commercial Corporation, The CIT Group/Commercial Services, Inc. and Fleet Bank N.A. (the "Current Credit Agreement"). The facility is used to finance ongoing working capital requirements of the Company and its subsidiaries. The Current Credit Agreement is a three-year secured revolving credit and letter of credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins below the prime rate at Banc of America, N.A. or in excess of LIBOR rates. Presently, the interest rate under the Current Credit Agreement is 100 basis points below the prime rate (based upon the current prime rate, the interest rate under the Current Credit Agreement is 7.50% per annum). Available credit under the Current Credit Agreement is as follows: revolving credit advances not to exceed $60.0 million, documentary letters of credit not to exceed $130.0 million and stand-by letters of credit not to exceed $45.0 million (including the $30.0 million stand-by letter of credit to secure the Company's cash contingent payment obligation in connection with the Jeri-Jo acquisition), with aggregate letters of credit not to exceed $160.0 million. Under the Current Credit Agreement, the aggregate credit available to the Company is equal to the lesser of (i) $175.0 million or (ii) the sum of 85% of eligible accounts receivable and 60% of eligible inventory. The Company and its subsidiaries guarantee the Company's obligations under the Current Credit Agreement and have granted a lien on substantially all of their respective assets to secure the obligations under the Current Credit Agreement. The weighted average interest rate on the revolving credit facility was 7.3% for fiscal 1999 and 8.0% for fiscal 1998. The Company continued to factor accounts receivable pursuant to factoring arrangements.

     The Current Credit Agreement contains a number of restrictive covenants, including covenants which limit incurrence of liens and indebtedness, limit transactions with affiliates, acquisitions, sales of assets, investments and other restricted payments, and require that the Company maintain certain fixed charge coverage, cash flow coverage and leverage ratios and meet specified minimum levels of working capital and net worth. At November 6, 1999, the Company was in compliance with all of its restrictive and financial covenants with the exception of the minimum working capital requirement. The non-compliance with the latter was caused by the Company's early retirement, at a discount, of 64.3% of the Miss Erika earn-out obligation and the accrual for financial reporting purposes at November 6, 1999 of the estimated cash portion of the remaining earn-out payment, which is due and payable in February 2000. These events were unanticipated at the time that the covenant requirements were set in 1998. On January 12, 2000, the Company's lenders executed a Waiver and Consent waiving this non-compliance with the working capital requirement for this period.

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

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)


10.  Financing Arrangements and Extraordinary Item (continued)

     At November 6, 1999, borrowings and letters of credit outstanding under the Current Credit Agreement were $725,000 and $122.3 million, respectively. The Company had total additional available credit of $28.4 million under the Current Credit Agreement as of that date, including $5.0 million of overadvance capability, pursuant to the borrowing base formula set forth above. In addition, the Company had cash and cash equivalents totaling $13.8 million. At October 31, 1998, borrowings, letters of credit outstanding and additional available credit, including $5.0 million of overadvance, under the Current Credit Agreement were $3.8 million, $110.1 million, and $31.2 million, respectively.

     Long-term debt at November 6, 1999 and October 31, 1998 consists of $125.0 million 12 1/2 % Senior Notes, due June 3, 2005.The Senior Notes mature in full on June 3, 2005. There are no required principal payments prior to the maturity date.

11.  Commitments and Contingencies

Operating Leases

     The Company operates in leased premises and leases other assets under operating leases expiring through 2008. Some of the leases contain escalation clauses and renewal options. The future minimum rental commitments under non-cancelable operating leases are as follows:


     Fiscal Year              (In Thousands)
     -----------              --------------

     2000                      $ 3,614
     2001                        3,573
     2002                        3,362
     2003                        3,153
     2004                        2,383
     Thereafter                  9,270
                               -------
                               $25,355
                               =======

     Rent expense for the years ended November 6, 1999, October 31, 1998 and November 1, 1997 amounted to approximately $3.7 million, $3.4 million and $2.1 million, respectively.

Employment Agreements

   In the second quarter of fiscal 1997, the Company appointed a new President and Chief Operating Officer. In connection therewith, the Company entered into an employment agreement with this individual providing for a base salary of $500,000 per annum and a signing bonus of $250,000 (see Note 13). The Company also entered into a Separation Agreement in the second quarter of fiscal 1997 with its former President, which provided for a separation payment of $2.5 million and the termination of his employment agreement. In June 1999, the President and Chief Operating Officer was also appointed the Chief Executive Officer of the Company and his employment agreement was amended. The amended employment agreement provides for a base salary of $754,000 per annum and terminates on November 1, 2003. In June 1999, the Company also entered into an amended and restated employment agreement with its Chairman of the Board. The amended employment agreement provides for a base salary of $754,000 per annum through November 2, 2001, with an automatic one year extension at the same base rate if certain events do not occur. The agreement also provides that upon the termination of the agreement and if such agreement is not renewed, the employee will be retained by the Company as a consultant for the following two years and will be compensated at the rate of $75,000 per month.

     The Company has entered into employment agreements with certain executive officers (including those described above) which provide for aggregate minimum annual compensation of approximately $4.9 million through November 2000 and $6.3 million beyond November 2000. All employment agreements provide that the payment of discretionary bonuses will be determined at the discretion of the Compensation Committee of the Board of Directors.

     The employment agreements entered into in connection with the Miss Erika acquisition provide for contractual bonuses and bonus stock option grants based upon the attainment of certain Miss Erika EBITDA targets, as defined therein. Contractual bonuses pursuant to these contracts were $2.7 million, $2.3 million and $1.5 million, in fiscal 1999, fiscal 1998 and fiscal 1997, respectively (see
Note 9). In addition, the Company granted 392,000 bonus stock options pursuant to these employment agreements for the fiscal year ended October 31, 1998 (see
Note 13).

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)


11.  Commitments and Contingencies (continued)

Employment Agreements (continued)

     The employment agreements entered into in connection with the Jeri-Jo acquisition provide for the grant of bonus stock options based upon the attainment of certain Jeri-Jo EBITDA targets, as defined therein. The Company granted 440,000 bonus stock options pursuant to these employment agreements for the 12 months ended June 30, 1999 (see Note 13).

Contractor Agreements

     During a portion of fiscal 1999 (and for many prior years), Norton McNaughton of Squire, Inc. ("Norton") had long-term agreements with a distribution contractor (Railroad Enterprises, Inc.) and a cutting contractor (Cutting Edge Services, Inc., formerly Toni-Linda Productions, Inc.) who performed their functions in the contractors' leased cutting and warehouse facilities in New Jersey. These agreements did not cover the manufacturing or distribution activities of Miss Erika or Jeri-Jo. In addition, Norton had guaranteed the distribution contractor's obligations under its lease in an amount up to $500,000 and had guaranteed the cutting contractor's obligations under its lease in an amount up to approximately $250,000.

     On August 9, 1999, the Company and Norton entered into an agreement with Railroad and Cutting Edge, pursuant to which, among other matters, a lawsuit brought against the Company and Norton by Railroad and Cutting Edge was terminated (see "Litigation") and Norton purchased certain assets of Railroad and Cutting Edge, including fixed assets, machinery and equipment at their facilities, and Railroad's and Cutting Edge's rights under their then existing agreements with Norton. Norton also retained Railroad to provide consulting services relating to the relocation of its warehouse and distribution facilities to South Carolina for a total fee of $500,000 payable on a monthly basis over a one-year period.

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

Stock Repurchase

     The Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $11.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. As of November 6, 1999, the Company had purchased a total of 651,000 shares at an aggregate cost of approximately $5.5 million. The Company's ability to repurchase shares of Common Stock is restricted by the Indenture and the Current Credit Agreement.

Litigation

     On July 14, 1998, Norton's distribution and cutting contractors, Railroad Enterprises and Cutting Edge, respectively (collectively, "Plaintiffs"), filed an action in the New York State Supreme Court for New York County which, as amended, was entitled Cutting Edge Services, Inc. and Railroad Enterprises, Inc.
                      ----------------------------------------------------------
v. Norton McNaughton of Squire, Inc. and Norton McNaughton, Inc.  Plaintiffs had
----------------------------------------------------------------
claimed that Norton breached its contracts with them because, among other things, Miss Erika and Jeri-Jo had failed to use Plaintiffs' services as allegedly required under Norton's contracts with Plaintiffs. This action sought substantial compensatory and punitive damages and related declaratory relief concerning rights under the contracts. In connection with the Cutting Edge and Railroad lawsuit, as well as other pending litigation, the Company established a litigation reserve of $2.5 million in fiscal 1998.

     On August 9, 1999, the Company and Norton entered into an Agreement with Railroad and Cutting Edge, pursuant to which, among other matters, the foregoing lawsuit was terminated and Norton purchased certain assets of Railroad and Cutting Edge, including fixed assets, machinery and equipment at their facilities, and Railroad's and Cutting Edge's rights under their existing agreements with Norton. The purchase price (the "Purchase Price") was $5.5 million payable as follows: $3.0 million at closing; thereafter, $108,333.33 per month, payable at month-end from July 31, 1999 through March 31, 2000, and $508,333.33 per month payable at month-end from April 30, 2000 through May 31, 2000, $408,333.33 payable on June 30, 2000, and $100,000 payable on December 31,
2000. Norton also retained Railroad to provide consulting services relating to the relocation of its warehouse and distribution facilities to South Carolina for a total fee of $500,000 payable on a monthly basis over a one-year period.

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)


11.  Commitments and Contingencies (continued)

Litigation (continued)

     The Agreement also provided for the termination of Norton's then existing long-term agreements with Railroad and Cutting Edge. Railroad has agreed to manage the assets Norton purchased and to continue performing all of Norton's receiving, warehousing and distribution services from Railroad's New Jersey facilities through June 30, 2000, although Norton may, at its option, extend this time period until August 31, 2000.

     Pursuant to the Agreement, Railroad and Cutting Edge agreed to obtain releases of Norton's limited guarantees from the landlords of their respective warehouse leases. On September 23, 1999, Norton received a release from the landlord of Cutting Edge's warehouse lease in exchange for a payment of approximately $230,000. As provided in the Agreement, this amount will be withheld from subsequent Purchase Price installments. In addition, also as provided in the Agreement, the Purchase Price will be reduced by the amount due under Norton's guarantee of Railroad's lease, which totals $500,000. Finally, the Agreement provided for the early termination of Norton's East Rutherford, New Jersey piece goods warehouse sublease from Cutting Edge, which occurred on September 30, 1999.

     The $5.5 million Purchase Price was allocated to current assets in the amount of $2.2 million, representing the estimated value of the intangible contract rights acquired, fixed assets in the amount of $600,000, and the remaining $2.7 million was offset against the $2.5 million reserve for litigation established in fiscal 1998 with the balance being charged to expense in fiscal 1999. The intangible contract rights are being amortized over the term of the management arrangement provided for in the Agreement and the fixed assets are being amortized over five years. The Company fully expensed in fiscal 1999 its obligation of $500,000 under the Railroad consulting arrangement provided for in the Agreement.

     The Company is involved in certain other legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect on the Company's business, financial condition, results of operations and cash flow. At November 6, 1999, the Company had a reserve for litigation of approximately $900,000 in connection with an ongoing claim. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 9.

Acquisition Earnouts

Miss Erika
----------

     On September 30, 1997, the Company completed the acquisition of substantially all the assets and the assumption of substantially all the liabilities of Miss Erika, a privately-held manufacturer of women's moderately-priced apparel. The purchase price of Miss Erika consisted of $24.0 million in cash paid at the closing, the assumption of $2.5 million of indebtedness and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and/or Common Stock based upon earnings achieved by Miss Erika for the two fiscal years ended November 6, 1999. As originally agreed, the aggregate contingent payment payable by the Company is equal to the amount by which four times the average of Miss Erika's EBITDA as defined in the Miss Erika purchase agreement for the two fiscal years ended November 6, 1999, exceeds $24.0 million. The additional consideration paid for Miss Erika will be accounted for as additional purchase price and will be reflected in intangible assets. At the Company's discretion, the Company may, subject to a maximum number of shares, pay all or any portion of the contingent payment in shares of Common Stock. The Miss Erika purchase agreement, as originally executed, limited the number of shares of Common Stock payable by the Company to a number of shares which, after giving effect to their issuance, did not exceed 12% of the aggregate number of outstanding shares of Common Stock at the time of payment. Following the early discounted payment of a portion of the Miss Erika earn-out obligation described below, this percentage limit was amended to 2.822%. The Company has agreed to cause any shares of Common Stock issued as a contingent payment to be registered under the Securities Act.

     On August 4, 1999, the Company retired, at a discount, 64.3% of the earn-out obligation payable to the sellers of Miss Erika for $10.0 million in cash. The portion of the earn-out obligation which was retired was owned by two investment funds and their affiliates who were interested in monetizing their portion of the contingent earn-out payment due to closure of the funds in which these investments were held. The early cash payment will save the Company approximately $10.0 million, net of consent fees of $1.2 million paid to senior noteholders under the Indenture, compared to what would have otherwise been due and payable in February 2000. The remaining earn-out obligation, representing 35.7%, continues to be governed by the original earn-out provisions described above. This remaining interest is held substantially by members of the current Miss Erika management team, none of whom desired to exercise the option of receiving a discounted early payment of the contingent earn-out. The Company intends to pay the cash portion of the remaining contingent consideration from internally generated funds and borrowings under the Company's revolving

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)

11.  Commitments and Contingencies (continued)

Acquisition Earnouts (continued)

Miss Erika (continued)
----------

credit facility. Miss Erika achieved Miss Erika EBITDA during fiscal 1998 and fiscal 1999 which will result in the payment of additional consideration of approximately $12.0 million. Payment is expected to be made in February 2000, approximately $10.0 million of which will be paid in cash and $2.0 million of which will be paid in Common Stock. Such amounts have been reflected in the Company's financial statements as of November 6, 1999 as current and long-term liabilities, respectively.

Jeri-Jo
-------

     On June 18, 1998, the Company completed the acquisition of Jeri-Jo, acquiring substantially all the assets and assuming substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. The purchase price paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition,
(ii) the assumption of indebtedness of $10.9 million and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and its Common Stock in the event that certain earnings targets are achieved by Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. Such payment must be made no later than August 30, 2000. The Jeri-Jo purchase agreement requires that the Company pay at least 50% of the required contingent payment in cash and the Indenture limits this cash payment to 75% of the total contingent payment. The aggregate contingent payment payable by the Company is equal to the excess of (1) the sum of (A) five times Jeri-Jo's average EBITDA, as defined in the Jeri-Jo purchase agreement, for the two years ending June 30, 2000, plus (B) 0.50 times any such average Jeri-Jo EBITDA between $17.0 million and $20.0 million, plus (C) one times any such average Jeri-Jo EBITDA over $20.0 million, over (2) $55.0 million. Additional consideration paid for Jeri-Jo will be accounted for as additional purchase price and will be reflected in intangible assets. The Company secured its obligation to pay the cash portion of the contingent payment by delivery of a stand-by letter of credit in the face amount of $30.0 million, which letter of credit may be drawn upon, in whole or in part, in certain circumstances, including in the event of a default under the cash contingent payment obligation. The Company has agreed to cause offers and sales by the holders of any shares of Common Stock issued as a contingent payment to be registered under the Securities Act, including, if requested, in an underwritten offering. The Jeri-Jo purchase agreement provides that in certain events, the sellers under the Jeri-Jo purchase agreement will have the option to accelerate the Company's contingent payment obligation. In such events, the accelerated contingent payment obligation would be payable in cash in an amount equal to the amount by which (i) five times the greater of $17.0 million or an amount equal to Jeri-Jo's annualized EBITDA (as defined in the Jeri-Jo purchase agreement) at the time of such event exceeds (ii) $55.0 million. The Company intends to pay the cash portion of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. Jeri-Jo achieved Jeri-Jo EBITDA for the 16 month period ended November 6, 1999 which will result in the payment of significant additional consideration. Based upon the Jeri-Jo EBITDA achieved for the 16 month period ended November 6, 1999, and assuming that Jeri-Jo achieves its budgeted EBITDA for the period from November 7, 1999 through June 30, 2000 (the end of the Jeri-Jo earn-out period), additional consideration in excess of $125.0 million would be payable in accordance with the Jeri-Jo purchase agreement.

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)


12.  Income Taxes

     Income taxes are provided using the liability method prescribed by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. Provision (benefit) for income taxes before extraordinary item for the fiscal years ended November 6, 1999, October 31, 1998 and November 1, 1997 is comprised of the following:

                                                                            Year Ended
                                           --------------------------------------------------------------------------
                                                November 6,                October 31,                  November 1,
                                                   1999                        1998                         1997
                                           -------------------        -------------------           -----------------
                                                                         (In Thousands)
     Current:
          Federal                             $4,164                          $1,187                    $(2,788)
          State and local                      1,385                             573                         65
                                              ------                          ------                    -------
                                               5,549                           1,760                     (2,723)

     Deferred:
          Federal                              1,952                            (180)                       360
          State and local                        235                             (85)                    (1,037)
                                              ------                          ------                    -------
                                               2,187                            (265)                      (677)
                                              ------                          ------                    -------
                                              $7,736                          $1,495                    $(3,400)
                                              ======                          ======                    =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities. At November 6, 1999, October 31, 1998, November 1, 1997, there were net deferred tax assets of $1,012,000, $3,526,000 and $3,261,000, respectively, related primarily to uniform capitalization of inventory costs, the reporting of rent expense using the straight-line method and net operating loss carryforwards.

     Reconciliation of the statutory federal tax rate and the effective rate for the fiscal years ended November 6, 1999, October 31, 1998 and November 1, 1997 is as follows:

                                          1999                    1998                1997
                                         Amount         %        Amount    %         Amount     %
                                         ------        ---       ------  ------     ---------  ---
                                                              (Dollars In Thousands)
Federal statutory tax rate               $5,577        34%     $    661     34%   $   (2,768)  34%
State and local taxes, net of federal
   income tax benefit                     1,427         9           178      9          (632)   8
Effect of tax audits                        400         3           600     31             -    -
Other, net                                  332         2            56      3             -    -
                                         ------        --        ------  -----       -------   --

Provision for income taxes               $7,736        48%       $1,495     77%/(a)/ $(3,400)  42%
                                         ======        ==        ======  =====       =======   ==

_________________________

(a) The difference between the statutory rate and actual effective rate in fiscal 1998 relates to the proposed resolution of prior years' tax examinations covering fiscal years 1991 through 1996 and the corresponding impact on state and local taxes.

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)


13.  Employee Benefit Plans

Stock Option Plans

     Pursuant to the Company's 1994 Stock Option Plan, as amended, and the Company's 1998 Long Term Incentive Plan, the Company may grant stock options to eligible individuals to purchase up to 1,150,000 shares of its Common Stock. The exercise price for stock options may not be less than 100% (110% for holders of 10% or more of the Company's outstanding stock) of the fair market value of the stock on the date of grant and the options will vest at the discretion of the Stock Option Committee of the Board of Directors. All options granted have 10 year terms.

     The Company granted stock options in fiscal 1997 to its newly appointed President and Chief Operating Officer, Mr. Boneparth, to purchase an aggregate of 700,000 shares of Common Stock of the Company at an exercise price of $5.50 per share, which was the fair market value of the Common Stock on the date of grant. Such options vest over the term of his employment agreement, with an acceleration of the vesting if certain target stock prices are attained. The employment agreement provides for 100,000 vested options on April 30, 1997; an additional 250,000 options to vest on the earlier to occur of (i) December 10, 1998 or (ii) the date on which the stock price equals or exceeds $10.00 per share for twenty consecutive trading days; an additional 250,000 options to vest on the earlier to occur of (i) December 10, 1999 or (ii) the date on which the stock price equals or exceeds $13.00 per share for twenty consecutive trading days; and the remaining 100,000 options to vest on the earlier to occur of (i) November 4, 2000 or (ii) the date on which the stock price equals or exceeds $20.00 per share for twenty consecutive trading days. Accordingly, at November 6, 1999, an aggregate of 600,000 options were vested. The employment agreement also provides that in the event of a change in control involving the Company, all outstanding options shall become vested and exercisable in full. Options granted have 10 year terms.

     The Company granted stock options to certain Miss Erika executives and employees in fiscal 1997 under the Miss Erika Stock Option Plan to purchase an aggregate of 140,000 shares of Common Stock of the Company at an exercise price of $5.44 per share, which was the fair market value of the Common Stock on the date of grant. In addition, pursuant to the employment agreements with certain executive officers of Miss Erika, bonus options may be granted in the event certain earnings targets for Miss Erika are exceeded (see Note 11). For the fiscal year ended October 31, 1998, bonus stock options were granted under the Miss Erika Stock Option Plan to purchase an aggregate of 392,000 shares of Common Stock of the Company at an exercise price of $3.63, which was the fair market value of the Common Stock on the date of grant. All options vested on the date of grant and have 10 year terms.

     In fiscal 1997, the Stock Option Committee of the Board of Directors authorized, at the employees' discretion, the canceling and re-granting, with new vesting schedules, of all stock options to employees under the Company's 1994 Stock Option Plan with exercise prices of $13.25 per share and $14.00 per share. As a result, 235,500 options were canceled and re-granted, with new vesting schedules, at an exercise price of $6.50 per share when the fair market value on the date of grant was $6.00 per share.

     On April 15, 1998, the Company granted an aggregate of 15,000 stock options to non-employee directors under the Stock Option Plan for Non-Employee Directors. The exercise price of such options was $5.38 per share, which was the fair market value of the Common Stock on the date of grant. All options have 10 year terms and vest over two years.

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

     On April 15, 1999, the Company granted an aggregate of 15,000 stock options to non-employee directors under the Stock Option Plan for Non-Employee Directors. The exercise price of such options was $4.69 per share, which was the fair market value of the Common Stock on the date of grant. All options have 10 year terms and vest over two years.

     On April 28, 1999, the Company granted 100,000 stock options to its Chief Executive Officer, President and Chief Operating Officer, Mr. Boneparth. The exercise price of such options was $5.50 per share, which was the fair market value of the Common Stock on the date of grant. All options have 10 year terms and vest over three years (see Note 11).

     On April 28, 1999, the Company granted 60,000 stock options to its Chairman under the 1998 Long-Term Incentive Plan. The exercise price of such options was $5.50 per share, which was the fair market value of the Common Stock on the date of grant. All options have 10 year terms and vest over three years.

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)


13.  Employee Benefit Plans (continued)

Stock Option Plans (continued)

     The Company granted stock options to certain Jeri-Jo executives in fiscal 1999 under the Jeri-Jo Stock Option Plan to purchase an aggregate of 200,000 shares of Common Stock of the Company at an exercise price of $5.50 per share, which was the fair market value of the Common Stock on the date of grant. These options have 10 year terms and vest on June 18, 2001. In addition, pursuant to the employment agreements with certain executive officers of Jeri-Jo, bonus options may be granted in the event certain earnings targets for Jeri-Jo are exceeded (see Note 11). For the 12 months ended June 30, 1999, bonus stock options were granted under the Jeri-Jo Stock Option Plan to purchase an aggregate of 440,000 shares of Common Stock of the Company at an exercise price of $9.00 per share, which was the fair market value of the Common Stock on the date of grant. These options have 10 year terms and vested on the date of grant.

     The change in outstanding options under the Company's stock option plans for each of the three years in the period ended November 6, 1999, expressed in number of shares, is as follows:

                                                         Range of Exercise
                                   Number of Shares       Price Per Share
                                   -----------------  -----------------------
Outstanding at November 4, 1995         406,500           $ 13.25 -  $ 17.25
     Granted                            274,500           $  6.00 -  $ 13.25
     Canceled                           (61,000)          $  7.38 -  $ 14.00
     Exercised                                -                   -
                                      ---------
Outstanding at November 2, 1996         620,000           $  6.00 -  $ 17.25
     Granted                          1,322,500           $  5.44 -  $  8.19
     Canceled                          (306,000)          $  7.38 -  $ 14.00
     Exercised                                -                   -
                                      ---------
Outstanding at November 1, 1997       1,636,500           $  5.44 -  $ 17.25
     Granted                          1,013,429           $  3.63 -  $  6.38
     Canceled                          (118,000)          $  5.50 -  $ 14.00
     Exercised                                -                   -
                                      ---------
Outstanding at October 31, 1998       2,531,929           $  3.63 -  $ 17.25
     Granted                          1,198,000           $  2.75 -  $  9.00
     Canceled                          (124,734)          $  5.38 -  $ 14.00
     Exercised                             (832)          $  6.00 -  $  6.50
                                      ---------
Outstanding at November 6, 1999       3,604,363           $  2.75 -  $ 17.25
                                      =========

Options outstanding at November 6, 1999 are as follows:

                                                        Weighted Average
                                                          Remaining               Weighted
   Range of Exercise       Number of Shares            Contractual Life       Average Exercise             Shares
       Prices                Outstanding                  (in years)               Price                 Exercisable
----------------------   --------------------         -------------------     -----------------      ------------------
 2.75  -  $  5.44               690,500                   8.80                      $3.97                594,500
 5.50  -  $  5.50             1,195,000                   8.25                      $5.50                385,000
 6.00  -  $  6.38               710,429                   8.49                      $6.31                208,317
 6.50  -  $  8.19               472,434                   7.69                      $7.00                272,596
 8.69  -  $ 17.25               536,000                   9.38                      $9.54                488,000
                            -----------                                                                ---------
                              3,604,363                   8.50                      $6.16              1,948,413
                            ===========                                                                =========

     As of November 6, 1999, 110 individuals held options, 39,734 shares were available for future grants under the Company's 1994 Stock Option Plan, 108,000 shares were available for future grants to Miss Erika employees under the Miss Erika Stock Option Plan, 513,751 shares were available for future grants to certain Jeri-Jo executives under the Jeri-Jo Stock Option Plan, 80,000 shares were available for non-employee directors under the Stock Option Plan for Non-Employee Directors and no shares were available for future grants under the Company's 1998 Long-Term Incentive Plan.

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

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)

13.  Employee Benefit Plans (continued)

Stock Option Plans (continued)

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1999, fiscal 1998 and fiscal 1997, risk-free interest rates of 5.6% for fiscal 1999, 5.8% for fiscal 1998 and 6.2% for fiscal 1997; zero dividend yields; volatility factor of the expected market price of the Company's Common Stock of 0.75 for fiscal 1999 and 0.56 for fiscal 1998 and fiscal 1997; a weighted average expected life of the option of 5.6 years for fiscal 1999, 5.6 years for fiscal 1998 and 5.0 years for fiscal 1997. Based on the assumptions set forth above, the weighted average fair value of the options granted in fiscal 1999 was $4.63 per share on the date of grant.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                              Year Ended
                                   ---------------------------------------------------------------
                                       November 6,          October 31,            November 1,
                                          1999                1998                   1997
                                          ----                ----                   ----
        Net income (loss):
            As reported                    $8,531             $  (713)              $(4,705)
            Pro forma                      $5,596             $(1,988)              $(5,458)

        Basic earnings (loss)
             per share:
            As reported                    $ 1.15             $ (0.10)              $ (0.63)
            Pro forma                      $ 0.75             $ (0.27)              $ (0.73)

Stock Purchase Plan

     Pursuant to a Stock Purchase Plan adopted on January 7, 1994, an aggregate of 100,000 shares of Common Stock was made available for purchase to eligible employees. The purchase price of the Common Stock under the plan is 85% of the stock price, as defined. Participating employees may authorize the Company to withhold a portion of their compensation, subject to certain limitations, to purchase the shares. As of November 6, 1999, 53,132 shares of Common Stock have been issued under this plan.

Savings Plan

     Effective January 1, 1995, the Company began sponsoring an employee savings plan under Section 401(k) of the Internal Revenue Code for all Norton full-time employees with six months of continuous service. Eligible employees may make pre-tax contributions of up to 15% of their annual compensation subject to the maximum allowable contribution. Employee contributions of up to 6% of compensation are matched by the Company at a rate of 35%. Employees are 100% vested in their pre-tax contributions immediately, and become vested in the employer matching contributions as follows: 20% vested after one year of service, 40% vested after two years of service, 60% vested after three years of service, 80% vested after four years of service and 100% vested after five years of service. The Company's matching contributions under Norton's plan for the years ended November 6, 1999, October 31, 1998 and November 1, 1997 were $146,334, $179,389 and $193,220, respectively.

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)


13.  Employee Benefit Plans (continued)

Savings Plan (continued)

     Effective January 1, 1988, the Company began sponsoring an employee savings plan under Section 401(k) of the Internal Revenue Code for all Jeri-Jo full-time employees with one year of continuous service. Eligible employees may make pre-tax contributions of up to 15% of their annual compensation subject to the maximum allowable contribution. The Company contributes 3% of all eligible employees' compensation to the plan and matches employee contributions up to 50% of the first 5% of compensation. Employees are 100% vested in their pre-tax contributions immediately, and become vested in the employer matching contributions as follows: 20% vested after two years of service, 40% vested after three years of service, 60% vested after four years of service, 80% vested after five years of service and 100% vested after six years of service. The Company's matching contribution under Jeri-Jo's plan for the year ended November 6, 1999 and October 31, 1998 (from the date of acquisition of June 18, 1998) was $166,666 and $58,833, respectively.

Profit Sharing Plan

   The Company sponsors a profit sharing plan covering Miss Erika employees with more than one year of continuous service. Vesting occurs at a rate of 25% per year and employees are fully vested after four years. Profit sharing plan assets consist primarily of stocks, bonds and U.S. Government securities. The plan provides for an accrual of up to 15% of each employee's gross compensation plus bonus, up to a maximum contribution of approximately $30,000 per employee. From the acquisition date of September 30, 1997 to November 1, 1997, the accrual amounted to $46,815, in fiscal 1998 the accrual amounted to $720,000 and in fiscal 1999 the accrual amounted to $879,000 (See Note 9).

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

   The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                November 6, 1999
                                                ----------------
                                          Carrying
                                          Amount         Fair Value
                                          -------------------------
                                               (In Thousands)

Cash and cash equivalents                $ 13,842          $ 13,842
Short-term debt:
 Revolving credit loan                        725               725
Long-term debt:
 $125 million 12  1/2% Senior Notes       125,000            85,000


                                                October 31, 1998
                                                ----------------
                                         Carrying
                                         Amount          Fair Value
                                         ---------------------------
                                               (In Thousands)


Cash and cash equivalents                $    205           $    205
Short-term debt:
 Revolving credit loan                      3,839              3,839
Long-term debt:
 $125 million 12  1/2% Senior Notes       125,000            105,625

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)

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

     As of November 1, 1997, the remaining accrual for special charges was approximately $600,000 and related to remaining reserves for the closure of the retail outlet stores and reserves for the liquidation of remaining inventory of the closed divisions. As of October 31, 1998, all charges related to such reserves were incurred and no changes in estimates were required.

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

                         McNaughton Apparel Group Inc.
                Schedule II - Valuation and Qualifying Accounts
                                (In Thousands)

                                                      Balance at                                               Balance at
                                                       Beginning      Costs and                                 End of
               Description                              of Year        Expenses          Deductions /1)/         Year
               -----------                         --------------  --------------     ---------------------  ------------
Year ended November 6, 1999
Reserve for sales discounts, returns
and allowances                                       $3,791            $38,384               $35,808            $6,367

Year ended October 31, 1998
Reserve for sales discounts, returns
and allowances                                       $2,198            $49,336/2)/           $47,743            $3,791

Year ended November 1, 1997
Reserve for sales discounts, returns
and allowances                                       $  500            $44,730/3)/           $43,032            $2,198

(1) Discounts, returns and allowances granted to customers and charged against reserve.
(2)  Includes Jeri-Jo Knitwear, Inc.'s acquired reserve at June 18, 1998.
(3)  Includes Miss Erika, Inc.'s acquired reserve at September 30, 1997.

                         McNaughton Apparel Group Inc.
                     Quarterly Financial Data (Unaudited)
                     (In Thousands, Except Per Share Data)

                                                         First         Second          Third         Fourth            Fiscal
FISCAL 1999                                             Quarter        Quarter        Quarter        Quarter            Year
                                                        -------        -------        -------        -------            ----
Net sales                                               $66,619       $123,972        $92,856        $124,365         $407,812
Gross profit                                             15,167         28,788         25,099          34,989          104,043
Net income (loss)                                        (1,959)         3,042          2,483           4,965            8,531

Basic per share data:
Net income (loss)                                       $ (0.26)      $   0.41        $  0.33        $   0.67         $   1.15
                                                        =======       ========        =======        ========         ========
Weighted average number of common
   shares outstanding                                     7,419          7,428          7,434           7,445            7,432
                                                        =======       ========        =======        ========         ========

Diluted per share data:
Net income (loss)                                       $ (0.26)      $   0.41        $  0.32        $   0.62         $   1.11
                                                        =======       ========        =======        ========         ========
Weighted average number of common
   shares outstanding assuming dilution                   7,419          7,494          7,856           8,063            7,708
                                                        =======       ========        =======        ========         ========

FISCAL 1998

Net sales                                               $53,508       $ 94,116        $79,967        $117,013         $344,604
Gross profit                                             11,397         18,036         19,203          22,265           70,901
Income (loss) before extraordinary item                    (845)         1,316            456            (479)             448
Extraordinary item, net                                       -              -         (1,161)              -           (1,161)
Net income (loss)                                          (845)         1,316           (705)           (479)            (713)

Basic per share data:
Income (loss) before extraordinary item                 $ (0.11)      $   0.18        $  0.06        $  (0.06)        $   0.06
Extraordinary item, net                                       -              -          (0.16)              -            (0.16)
                                                        -------       --------        -------        --------         --------
Net income (loss)                                       $ (0.11)      $   0.18        $ (0.10)       $  (0.06)        $  (0.10)
                                                        =======       ========        =======        ========         ========
Weighted average number of common
   shares outstanding                                     7,411          7,413          7,413           7,414            7,413
                                                        =======       ========        =======        ========         ========

Diluted per share data:
Income (loss) before extraordinary item                 $ (0.11)      $   0.18        $  0.06        $  (0.06)        $   0.06
Extraordinary item, net                                       -              -          (0.15)              -            (0.16)
                                                        -------       --------        -------        --------         --------
Net income (loss)                                       $ (0.11)      $   0.18        $ (0.09)       $  (0.06)        $  (0.10)
                                                        =======       ========        =======        ========         ========
Weighted average number of common
   shares outstanding assuming dilution                   7,411          7,423          7,536           7,414            7,432
                                                        =======       ========        =======        ========         ========

FISCAL 1997

Net sales                                               $41,596       $ 52,873        $48,240        $ 76,073         $218,782
Gross profit                                              9,299          8,959         10,777          10,191           39,226
Net income (loss)                                            43         (3,551)           712          (1,909)          (4,705)

Basic per share data:
Net income (loss)                                       $  0.01       $  (0.47)       $  0.10        $  (0.26)        $  (0.63)
                                                        =======       ========        =======        ========         ========
Weighted average number of common
   shares outstanding                                     7,638          7,489          7,414           7,410            7,488
                                                        =======       ========        =======        ========         ========
Diluted per share data:
Net income (loss)                                       $  0.01       $  (0.47)       $  0.10        $  (0.26)        $  (0.63)
Weighted average number of common                       =======       ========        =======        ========         ========
   shares outstanding assuming dilution                   7,658          7,489          7,414           7,410            7,488
                                                        =======       ========        =======        ========         ========


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 4, 2000                        MCNAUGHTON APPAREL GROUP INC.
                                                      (Registrant)


                                               By:  /s/ Sanford Greenberg
                                                   -------------------------
                                               Sanford Greenberg, Chairman of
                                               the Board and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 4, 2000.

     Signature                            Title

/s/ Sanford Greenberg                     Chairman of the Board and Director
---------------------
(Sanford Greenberg)

/s/ Peter Boneparth                       Chief Executive Officer,President,
---------------------                     Chief Operating Officer and Director
(Peter Boneparth)


/s/ Amanda J. Bokman                      Vice President, Chief Financial
--------------------                      Officer, Secretary, Treasurer and
(Amanda J. Bokman)                        Director (principal financial and
                                          accounting officer)



/s/ Stuart Bregman                        Director
------------------
(Stuart Bregman)

/s/ Bradley P. Cost                       Director
-------------------
(Bradley P. Cost)

/s/ Ben Mayo                              Director
------------
(Ben Mayo)

/s/ Robert Siegel                         Director
------------------
(Robert Siegel)

                         McNaughton Apparel Group Inc.
              (formerly Norton McNaughton, Inc. and Subsidiaries)
                                 Exhibit Index

   Exhibit No.    Description
   -----------    -----------

     2.1x Agreement of Purchase and Sale made as of the 29th day of August, 1997 by and among Miss Erika, Inc., a Delaware corporation; Terbem Limited, a British Virgin Islands corporation, Bobst Investment Corp., a British Virgin Islands corporation, TCRI Offshore Partners C.V., a Netherlands Antilles corporation and TCR International Partners L.P., a Delaware limited partnership, Triumph Capital, L.P. II, a Delaware limited partnership, Stuart Bregman, Howard Zwilling, Sidney Goldstein, Christian Baillet, ME Acquisition Corp., a Delaware corporation, and Norton McNaughton, Inc., a Delaware corporation. Schedules to this Agreement have been omitted and the Company shall furnish to the Securities and Exchange Commission a copy of any omitted schedule as supplemental information upon request.

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

     2.1(b) Amendment to Agreement of Purchase and Sale dated as of June 30, 1999 to the Agreement of Purchase and Sale dated as of August 29, 1997 by and among Miss Erika, Inc., now known as Old ME Corp., Terbem Limited, Bobst Investment Corp., TCRI Offshore Partners C.V., TCR International Partners L.P., Triumph Capital II, L.P., Stuart Bregman, Howard Zwilling, Sidney Goldstein, Christian Baillet, ME Acquisition Corp., now known as Miss Erika, Inc., and Norton McNaughton, Inc., now known as McNaughton Apparel Group Inc. (incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K filed August 12, 1999). Schedules to this Agreement have been omitted and the Company shall furnish to the Securities and Exchange Commission a copy of any omitted schedule as supplemental information upon request.

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

     2.2(a) ++    Amendment No. 1 dated as of May 27, 1998 to Agreement of
                  Purchase and Sale dated as of April 15, 1998 by and among Jeri-Jo Knitwear Inc., Jamie Scott, Inc., the Stockholders of
                  Jamie Scott, Inc., JJ Acquisition Corp. and Norton McNaughton,
                  Inc.

     2.2(b) ++    Amendment No. 2 dated as of June 18, 1998 to Agreement of
                  Purchase and Sale dated as of April 15, 1998 by and among Jeri-Jo Knitwear Inc., Jamie Scott, Inc., the Stockholders of Jamie Scott, Inc., JJ Acquisition Corp. and Norton
                  McNaughton, Inc.

     2.2(c) Amendment dated as of June 17, 1999 to Agreement of Purchase and Sale dated as of April 15, 1998 by and among JJ Acquisition Corp., now known as Jeri-Jo Knitwear, Inc., Norton McNaughton, Inc., now known as McNaughton Apparel Group Inc., Jeri-Jo Knitwear, Inc. now known as JJK II, Inc., Jamie Scott, Inc., now known as JJK III, Inc. and the stockholders of JJK III, Inc. (incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K filed August 12,
                  1999).

                         McNaughton Apparel Group Inc.
                           Exhibit Index (continued)

   Exhibit No.    Description
   -----------    -----------

     3.1 Certificate of Incorporation of Norton McNaughton, Inc., as amended (incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

     3.1(a) Certificate of Ownership and Merger of McNaughton Apparel Group Inc. into Norton McNaughton, Inc. (incorporated herein by reference to Exhibit 3.3 of the Registrant's Form 10-Q for the quarter ended January 30, 1999).

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

     4.3(a) First Supplemental Indenture dated as of August 3, 1999 by and between McNaughton Apparel Group Inc., a Delaware corporation . formerly known as Norton McNaughton, Inc., Norton McNaughton of Squire, Inc., a New York corporation, Miss Erika, Inc., a Delaware corporation, Jeri-Jo Knitwear, Inc., a Delaware corporation formerly known as JJ Acquisition Corp., Norty's, Inc., a Delaware corporation, and United States Trust Company of New York, a New York banking corporation, as Trustee (incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K filed August 12,
                  1999).

     4.3(b) Second Supplemental Indenture dated as of August 25, 1999 by and between McNaughton Apparel Group Inc., a Delaware corporation, formerly known as Norton McNaughton, Inc., Norton McNaughton of Squire, Inc., a New York corporation, Miss Erika, Inc., a Delaware corporation, Jeri-Jo Knitwear, Inc., a Delaware corporation, formerly known as JJ Acquisition Corp., Norty's, Inc., a Delaware corporation, and United States Trust Company of New York, a New York banking corporation, as Trustee. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended July 31,
                  1999).

     4.4 Exchange and Registration Rights Agreement dated as of June 18, 1998 among Norton McNaughton, Inc., NatWest Capital Markets Limited and ING Baring (U.S.) Securities, Inc. (incorporated herein by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed July 2, 1998).

     10.1*****    1994 Stock Option Plan.

     10.1 (a) Amended Norton McNaughton, Inc. 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 4, 1996).

     10.2**       1994 Employee Stock Purchase Plan.

     10.3 xxxx    Norton McNaughton, Inc. Executive Stock Option Plan.

     10.4xxx      ME Acquisition Corp. Bonus Plan for Senior Executives.

                         McNaughton Apparel Group Inc.
                           Exhibit Index (continued)

   Exhibit No.    Description
   -----------    -----------

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

     10.8(b)++    Agreement dated as of November 16, 1998 by and between Norton
                  McNaughton of Squire, Inc. and Sanford Greenberg.

     10.8(c) Amended and Restated Employment Agreement dated June 7, 1999, between Norton McNaughton of Squire, Inc. and Sanford Greenberg (incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 1999).

     10.9**** Amended and Restated Employment Agreement dated as of November 4, 1995 between Norton Sperling and Norton McNaughton of Squire, Inc.

     10.9(a) Separation Agreement between Norton McNaughton of Squire, Inc. and Norton Sperling dated May 3, 1997 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 9, 1997).

     10.9(b)xx    Amendment dated November 25, 1997 to Separation Agreement
                  dated May 3, 1997 between Norton McNaughton of Squire, Inc.
                  and Norton Sperling.

     10.10* Employment Agreement dated as of November 4, 1993 between Amanda J. Bokman and Norton McNaughton of Squire, Inc.

     10.10(a) Amendment dated April 1, 1995 to Employment Agreement as of November 4, 1993, between Amanda J. Bokman and Norton McNaughton of Squire, Inc. (incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

     10.10(b)xx   Amendment dated October 22, 1997 to the Employment Agreement dated November 4, 1993 between Norton McNaughton of Squire,
                  Inc. and Amanda J. Bokman.

     10.10(c)+++  Amendment No. 2 dated as of September 10, 1999 to the
                  Employment Agreement dated November 4, 1993 between Norton McNaughton of Squire, Inc. and Amanda J. Bokman.

     10.11 Employment Agreement dated April 30, 1997 between Norton McNaughton of Squire, Inc. and Peter Boneparth (incorporated herein by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed May 9, 1997).

                         McNaughton Apparel Group Inc.
                           Exhibit Index (continued)

   Exhibit No.    Description
   -----------    -----------

     10.11(a) Amended and Restated Employment Agreement dated June 7, 1999, between Norton McNaughton of Squire, Inc. and Peter Boneparth (incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 1999).

     10.12++ Employment Agreement dated as of November 11, 1998 between Lynne F. Fish and Norton McNaughton of Squire, Inc.

     10.13x Financing Agreement dated as of September 25, 1997 by and among Norton McNaughton, Inc., Norton McNaughton of Squire, Inc., Miss Erika, Inc., the Financial Institutions from time to time party thereto, NationsBanc Commercial Corporation and The CIT Group/Commercial Services, Inc.

     10.13(a) First Amendment dated as of November 21, 1997 to Financing Agreement dated as of September 25, 1997 among Norton McNaughton, Inc., Norton McNaughton of Squire, Inc., Miss Erika, Inc., the Lenders from time to time party thereto, NationsBanc Commercial Corporation, as collateral agent for the Lenders, and The CIT Group/Commercial Services, Inc., as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed July 2, 1998).

     10.13(b) Second Amendment dated as of January 30, 1998 to Financing Agreement dated as of September 25, 1997 among Norton McNaughton, Inc., Norton McNaughton of Squire, Inc., Miss Erika, Inc., the Lenders from time to time party thereto, NationsBanc Commercial Corporation, as collateral agent for the Lenders, and The CIT Group/Commercial Services, Inc., as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed July 2, 1998).

     10.13(c) Third Amendment, dated as of June 12, 1998, to the Financing Agreement, dated as of September 25, 1997, as amended, by and among Norton McNaughton, Inc., Norton McNaughton of Squire, Inc., Miss Erika, Inc., the Lenders from tine to time party thereto, NationsBanc Commercial Corporation and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998).

     10.13(d) Fourth Amendment dated as of June 18, 1998 to Financing Agreement dated as of September 25, 1997 among Norton McNaughton, Inc., Squire, Miss Erika, the Lenders from time to time party thereto, Norton McNaughton of Squire, Inc., Miss Erika, Inc., the Lenders from time to time party thereto, NationsBanc Commercial Corporation, as collateral agent for the Lenders, and The CIT Group/Commercial Services, Inc., as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K filed July 2, 1998).

     10.14 Amended and Restated Financing Agreement dated as of June 18, 1998 (the "Financing Agreement") by and among Norton McNaughton, Inc., Norton McNaughton of Squire, Inc., Miss Erika, Inc., Jeri-Jo Knitwear, Inc., the Lenders from time to time party thereto, NationsBanc Commercial Corporation, as collateral agent for the Lenders, The CIT Group/Commercial Services, Inc., as administrative agent for the Lenders, and Fleet Bank N.A., as documentation agent for the Lenders (incorporated herein by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K filed July 2, 1998).

                         McNaughton Apparel Group Inc.
                           Exhibit Index (continued)

   Exhibit No.    Description
   -----------    -----------

     10.14(a) First Amendment, dated as of August 7, 1998 to the Amended and Restated Financing Agreement dated as of June 18, 1998 by and among Norton McNaughton, Inc., Norton McNaughton of Squire, Inc., Miss Erika, Inc., Jeri-Jo Knitwear, Inc., the lenders listed on Schedule I thereto under the captions "Continuing Lenders" and "Additional Lenders", NationsBanc Commercial Corporation, as collateral agent for the Lenders, The CIT Group/Commercial Services, Inc., as administrative agent for the Lenders, and Fleet Bank N.A., as documentation agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998).

     10.14(b) ++  Second Amendment, dated as of January 29, 1999 to the Amended and Restated Financing Agreement, dated as of June 18, 1998 by and among Norton McNaughton, Inc., Norton McNaughton of Squire, Inc., Miss Erika, Inc., Jeri-Jo Knitwear, Inc., the lenders party thereto, NationsBanc Commercial Corporation, as collateral agent for the lenders, The CIT Group/Commercial Services, Inc., as administrative agent for the lenders, and Fleet Bank N.A., as documentation agent for the lenders.

     10.14(c) Third Amendment, dated as of March 15, 1999 to the Amended and Restated Financing Agreement, dated as of June 18, 1998 by and among McNaughton Apparel Group Inc., Norton McNaughton of Squire, Inc., Miss Erika Inc., Jeri-Jo Knitwear, Inc., the lenders party thereto, NationsBanc Commercial Corporation, as collateral agent for the lenders, The CIT Group/Commercial Services, Inc., as administrative agent for the lenders, and Fleet Bank N.A., as documentation agent for the lenders. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended January 30,
                  1999).

     10.14(d) Fourth Amendment dated as of July 29, 1999 to Amended and Restated Financing Agreement dated as of June 18, 1999 by and among McNaughton Apparel Group Inc., a Delaware corporation formerly known as Norton McNaughton, Inc., Norton McNaughton of Squire, Inc., a New York corporation, Miss Erika, Inc., a Delaware corporation, Jeri-Jo Knitwear, Inc., a Delaware corporation formerly known as JJ Acquisition Corp., the Lenders form time to time party thereto, NationsBanc Commercial Corporation, as Collateral Agent for the Lenders , The CIT Group/Commercial Services, Inc., as Administrative Agent for the Lenders and Fleet Bank N.A., as Documentation Agent for the Lenders (incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K filed August 12, 1999).

     10.14(e) +++ Waiver and Consent, dated January 12, 2000, to the Amended and
                  Restated Financing Agreement, dated as of June 18, 1998, by and among Norton McNaughton, Inc., Norton McNaughton of Squire, Inc., a New York corporation, Miss Erika, Inc., a Delaware corporation, Jeri-Jo Knitwear, Inc., a Delaware corporation formerly known as JJ Acquisition Corp., the Lenders, Banc of America Commercial Corporation f/k/a NationsBanc Commercial Corporation, as Collateral Agent for the Lenders, The CIT Group/Commercial Services, Inc., as Administrative Agent for the Lenders and Fleet Bank NA, as Documentation Agent for the Lenders.

     10.15x Factoring Agreement entered into between Miss Erika, Inc. and NationsBanc Commercial Corporation dated September 25, 1997.

     10.16x Amended and Restated Factoring Agreement entered into between Norton McNaughton of Squire, Inc. and NationsBanc Commercial Corporation dated September 25, 1997.

                         McNaughton Apparel Group Inc.
                           Exhibit Index (continued)

   Exhibit No.    Description
   -----------    -----------

     10.17 Guarantor Security Agreement dated as of July 29, 1999 by McNaughton Apparel Holdings Inc., a South Carolina corporation, in favor of NationsBanc Commercial Corporation, as Collateral Agent under the Financing Agreement (incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K filed August 12,
                  1999).

     10.18 Subsidiary Guaranty dated as of July 29, 1999 by McNaughton Apparel Holdings Inc., in favor of each of the Lenders from time to time party to the Financing Agreement and NationsBanc Commercial Corporation, as Collateral Agent under the Financing Agreement (incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K filed August 12, 1999).

     10.19* Pledge Agreement dated as of January 14, 1994 made by Sanford Greenberg in favor of Norton McNaughton of Squire, Inc.

     10.19(a)+++  First Amendment to Pledge Agreement dated July 15, 1994, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Sanford Greenberg in favor of Norton McNaughton of Squire, Inc.

     10.19(b) Second Amendment to Pledge Agreement dated March 27, 1995, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Sanford Greenberg in favor of Norton McNaughton of Squire, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

     10.20* Pledge Agreement dated as of January 14, 1994 made by Norton Sperling in favor of Norton McNaughton of Squire, Inc.

     10.20(a)+++  First Amendment to Pledge Agreement dated July 15, 1994, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Norton Sperling in favor of Norton McNaughton of Squire, Inc.

     10.20(b) Second Amendment to Pledge Agreement dated March 27, 1995, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Norton Sperling in favor of Norton McNaughton of Squire, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

     10.21* Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Sanford Greenberg dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $920,000.

     10.21(a)+++  Second Amended and Restated Non-Negotiable Limited Recourse
                  Promissory Note dated July 15, 1994, amending the Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Sanford Greenberg dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $920,000.

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

                         McNaughton Apparel Group Inc.
                           Exhibit Index (continued)

   Exhibit No.    Description
   -----------    -----------

     10.22* Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Norton Sperling dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $920,000.

     10.22(a)+++  Second Amended and Restated Non-Negotiable Limited Recourse
                  Promissory Note dated July 15, 1994, amending the Amended and Restated Non-Negotiable Limited. Recourse Promissory Note of Norton Sperling dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $920,000 (incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

     10.23* Form of Indemnification Agreement with Directors and Executive Officers.

     10.24* Agreement dated March 17, 1993 between Norton McNaughton of Squire, Inc. and Toni-Linda Productions, Inc., as amended December 15, 1993.

     10.24(a)**** Amendment dated November 7, 1995 to Agreement dated March 17,
                  1993 between Norton McNaughton of Squire, Inc. and Toni-Linda Productions, Inc., now known as Cutting Edge Services, Inc.

     10.25* Sublease Agreement dated January 17, 1994 between Norton McNaughton of Squire, Inc. and Toni-Linda Productions, Inc.

     10.25(a)**** Amendment dated November 7, 1995 to Sublease Agreement dated
                  January 17, 1994 between Norton McNaughton of Squire, Inc. and Toni-Linda Productions, Inc., now known as Cutting Edge Services, Inc.

     10.26* Limited Guaranty dated December 30, 1993 made by Norton McNaughton of Squire, Inc. in favor of Braun Management, Inc.

     10.26(a)**** Amendment dated November 7, 1995 to Limited Guaranty dated
                  December 30, 1993 made by Norton McNaughton of Squire, Inc. in favor of Braun Management, Inc.

     10.27* Agreement dated January 7, 1993 between Norton McNaughton of Squire, Inc. and Railroad Enterprises, Inc.

     10.28 6.00% Promissory Note of Railroad Enterprises, Inc. dated May 1, 1996 payable to Norton McNaughton of Squire, Inc., in the principal amount of $300,000 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 4, 1996).

     10.29 Agreement dated as of July 5, 1999 by and among Norton McNaughton of Squire, Inc., a New York corporation, Railroad Enterprises, Inc. a New Jersey corporation, and Cutting Edge Services, Inc., a New Jersey corporation (incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K filed August 12, 1999).

     10.30 Agreement of lease dated May 14, 1999, between North Point Park, LLC and McNaughton Apparel Holdings Inc. (incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1,
                  1999).

     10.30(a) First Amendment, dated May 27, 1999, to Agreement of Lease dated May 14, 1999, between North Point Park, LLC and McNaughton Apparel Holdings Inc. (incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 1999).

                         McNaughton Apparel Group Inc.
                           Exhibit Index (continued)

   Exhibit No.    Description
   -----------    -----------

     10.31 Agreement of Guaranty dated May 14, 1999, between North Point Park, LLC and McNaughton Apparel Group Inc. (incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1,
                  1999).

     10.32* Guaranty dated May 19, 1992 made by Norton McNaughton of Squire, Inc. in favor of 5 Empire Boulevard Associates.

     10.33* Agreement dated February 1, 1993 between Norton McNaughton of Squire, Inc. and May Company.

     10.34* Lease Agreement dated December 7, 1993 between Gettinger Associates and Norton McNaughton of Squire, Inc.

     10.35* Lease Agreement dated October 4, 1991 between 1400 Broadway Associates and McNaughton Affiliates, Inc.

     10.36* Lease Agreement dated April 30, 1993 between The Arsenal Company and Norton McNaughton of Squire, Inc.

     10.37 Lease Agreement dated February 1, 1995 between Norton McNaughton of Squire, Inc. and The Arsenal Company (incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 3, 1995).

     10.37(a) Cancellation Agreement between The Arsenal Company, LLC and Norton McNaughton of Squire, Inc. dated April 30, 1997 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 3, 1997).

     10.38****    Split Dollar Agreement dated March 8, 1994 between Norton
                  McNaughton, Inc. and Northwestern Mutual Life Insurance
                  Company for Sanford Greenberg.

     10.39****    Split Dollar Agreement dated March 8, 1994 between Norton
                  McNaughton, Inc. and Northwestern Mutual Life Insurance
                  Company for Norton Sperling.

     10.40xxx Employment Agreement dated August 29, 1997 between ME Acquisition Corp. and Stuart Bregman.

     10.41xxx Employment Agreement dated August 29, 1997 between ME Acquisition Corp. and Howard Zwilling.

     10.42xxx Employment Agreement dated August 29, 1997 between ME Acquisition Corp. and Roberta Ciacci.

     10.43xxx Employment Agreement dated August 29, 1997 between ME Acquisition Corp. and Samuel Glaser.

     10.44xxx Employment Agreement dated August 29, 1997 between ME Acquisition Corp. and Elizabeth Moser.

     10.45xxx Employment Agreement dated August 29, 1997 between ME Acquisition Corp. and Kenny Tse.

     10.46+ Agency Agreement dated October 9, 1997 between The Ozer Group LLC and Norty's, Inc.

                          McNaughton Apparel Group Inc.
                           Exhibit Index (continued)

   Exhibit No.    Description
   -----------    -----------

     10.47+ Consulting Agreement dated November 7, 1997 between DJM Asset Management, Inc. and Norton McNaughton of Squire, Inc.

     10.48+ Lease Agreement dated December 16, 1993 between Gettinger Associates, LP and Miss Erika, Inc.

     10.49+ Lease Agreement dated April 1, 1975 between Empire Carpet Corporation and Miss Erika, Inc.

     10.49(a)+    Amendment dated January 17, 1978 to Lease Agreement dated
                  April 1, 1975 between Empire Carpet Corporation and Miss
                  Erika, Inc.

     10.49(b)+    Second Amendment dated February 17, 1981 to Lease Agreement dated April 1, 1975 between Empire Carpet Corporation and Miss
                  Erika, Inc.

     10.49(c)+    Third Amendment dated March 5, 1982 to Lease Agreement dated
                  April 1, 1975 between Empire Carpet Corporation and Miss
                  Erika, Inc.

     10.49(d)+    Fourth Amendment dated August 15, 1983 to Lease Agreement
                  dated April 1, 1975 between Empire Carpet Corporation and Miss
                  Erika, Inc.

     10.49(e)+    Lease Modification and Extension Agreement dated January 24,
                  1985 between Teterboro Associates and Miss Erika, Inc. to
                  Lease Agreement dated April 1, 1975.

     10.49(f)+    Amendment to Lease dated August 8, 1985 to Lease Modification and Extension Agreement dated January 24, 1985 between
                  Teterboro Associates and Miss Erika, Inc.

     10.49(g)+    Second Lease Modification and Extension Agreement dated
                  December 18, 1986 to the Amended Lease Modification and
                  Extension Agreement dated August 8, 1985 between Teterboro
                  Associates and Miss Erika, Inc.

     10.49(h)+    Third Lease Modification and Extension Agreement dated January
                  18, 1989 to the Amended Lease Modification and Extension
                  Agreement dated August 8, 1985 between Teterboro Associates and Miss Erika, Inc.

     10.49(i)+    Fourth Lease Modification and Extension Agreement dated June,
                  1991 to the Amended Lease Modification and Extension Agreement dated August 8, 1985 between Teterboro Associates and Miss
                  Erika, Inc.

     10.49(j)+    Fifth Lease Modification and Extension Agreement dated May 30,
                  1995 to the Amended Lease Modification and Extension Agreement dated August 8, 1985 between Teterboro Associates and Miss
                  Erika, Inc.

     10.49(k)+    Sixth Lease Modification and Extension Agreement dated March
                  5, 1997 to the Amended Lease Modification and Extension
                  Agreement dated August 8, 1985 between Teterboro Associates and Miss Erika, Inc.

     10.50 Guaranty dated as of April 15, 1998 made by Norton McNaughton, Inc. in favor of Jeri-Jo Knitwear Inc., Jamie Scott, Inc., Susan Schneider, Leslie Schneider and Scott Schneider (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed April 22, 1998).

     10.51 Form of Employment Agreement between JJ Acquisition Corp. and Susan Schneider (incorporated herein by reference to Exhibit
                  10.2 to Registrant's Current Report on Form 8-K filed April 22, 1998).

                         McNaughton Apparel Group Inc.
                           Exhibit Index (continued)

   Exhibit No.    Description
   -----------    -----------

     10.52 Form of Employment Agreement between JJ Acquisition Corp. and Leslie Schneider (incorporated herein by reference to Exhibit
                  10.2 to Registrant's Current Report on Form 8-K filed April 22, 1998).

     10.53 Form of Employment Agreement between JJ Acquisition Corp. and Scott Schneider (incorporated herein by reference to Exhibit
                  10.2 to Registrant's Current Report on Form 8-K filed April 22, 1998).

     10.54 Lease dated June 18, 1998 between 80 Carter Drive Associates and Jeri-Jo Knitwear, Inc. (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed July 2, 1998).

     10.55 Guaranty of Lease dated June 18, 1998 by Norton McNaughton, Inc. in favor of 80 Carter Drive Associates (incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed July 2, 1998).

     10.56 Lease dated June 1, 1998 by and between Gettinger Associates and Jeri-Jo Knitwear, Inc. (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K/A filed August 6, 1998).

     21+++        List of Registrant's Subsidiaries.

     23+++        Consent of Ernst & Young LLP.

     27+++        Financial Data Schedule (For SEC use only).

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

++ Incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the period ended October 31, 1998.

+++   Filed herewith.


Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.