Form 10-Q
period 2000-02-05
MCNAUGHTON APPAREL GROUP INC
filed 2000-03-22
CIK 917692

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   Form 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended February 5, 2000
                                         ---------------------------------------

                                      or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                        ------------------------------------

     Commission File Number: 0-23440
                             -------

                         McNaughton Apparel Group Inc.
                         -----------------------------
            (Exact name of registrant as specified in its charter)

                                  Delaware                                                   13-3747173
     --------------------------------------------------------------------     ----------------------------------------
       (State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

                   463 Seventh Avenue, New York, N.Y. 10018
                   ----------------------------------------
                   (Address of principal executive offices)
                                  (Zip code)

                                (212) 947-2960
                ----------------------------------------------
             (Registrant's telephone number, including area code)


  --------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, $0.01 Par Value, 7,564,090 shares as of March 17, 2000.

                              INDEX TO FORM 10-Q
                         McNaughton Apparel Group Inc.

                                                                                                              Page No.
PART I.   FINANCIAL INFORMATION

     ITEM 1.

     Financial Statements:

          Consolidated Balance Sheets at February 5, 2000 (Unaudited) and November 6, 1999                        3

          Consolidated Statements of Operations for the thirteen weeks ended February 5, 2000
          and January 30, 1999 (Unaudited)                                                                        4

          Consolidated Statements of Stockholders' Equity for the thirteen weeks ended
          February 5, 2000 (Unaudited)                                                                            5

          Consolidated Statements of Cash Flows for the thirteen weeks ended February 5, 2000
          and January 30, 1999 (Unaudited)                                                                        6

          Notes to Consolidated Financial Statements (Unaudited)                                               7-13

     ITEM 2.

          Management's Discussion and Analysis of Financial Condition and Results of Operations               14-20

     ITEM 3.

     Quantitative and Qualitative Disclosures About Market Risk                                                  21


PART II.  OTHER INFORMATION                                                                                      22

     ITEM 1.

     Legal Proceedings

     ITEM 6.

     Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

                         McNaughton Apparel Group Inc.
                          Consolidated Balance Sheets
                            (Dollars in Thousands)

                                                               February 5,
                                                                  2000       November 6,
                                                               (Unaudited)      1999
                                                               -----------   ----------
Assets
Current assets:
  Cash and cash equivalents                                      $   4,161    $  13,842
  Due from factor                                                   64,655       82,189
  Inventory                                                         54,058       40,917
  Prepaid income taxes                                               5,613        2,145
  Prepaid expenses and other current assets                          5,385        3,787
                                                                 ---------    ---------
Total current assets                                               133,872      142,880

Fixed assets, net                                                   10,150       10,177

Notes receivable from management stockholders                        2,118        2,287

Intangible assets, net                                              62,336       63,198

Deferred financing costs, net                                        6,254        6,642

Other assets                                                         2,911        2,914
                                                                 ---------    ---------
Total assets                                                     $ 217,641    $ 228,098
                                                                 =========    =========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                               $   8,945    $  14,237
  Revolving credit loan                                                 --          725
  Income taxes payable                                               8,540        7,151
  Accrued expenses and other current liabilities                    20,028       27,160
                                                                 ---------    ---------
Total current liabilities                                           37,513       49,273

12 1/2% Senior Notes due 2005                                      125,000      125,000
Other long-term liabilities                                          3,716        3,758
                                                                 ---------    ---------
Total liabilities                                                  166,229      178,031

Commitments and contingencies

Stockholders' equity:

  Common stock, $0.01 par value, authorized 20,000,000 shares,
  8,123,395 and 8,096,324 shares issued, respectively, and
  7,347,095 and 7,445,324 shares outstanding, respectively              81           81

  Capital in excess of par                                          24,163       23,989

  Retained earnings                                                 33,649       31,532

  Treasury stock, at cost, 776,300 shares and 651,000 shares,
  respectively                                                      (6,481)      (5,535)
                                                                 ---------    ---------
Total stockholders' equity                                          51,412       50,067
                                                                 ---------    ---------
Total liabilities and stockholders' equity                       $ 217,641    $ 228,098
                                                                 =========    =========

See accompanying notes.

                         McNaughton Apparel Group Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                Thirteen Weeks Ended
                                                                           ------------------------------
                                                                           February 5,        January 30,
                                                                              2000               1999
                                                                           -----------        -----------
                                                                      (In Thousands, Except Per Share Amounts)
Net sales                                                                   $ 87,718           $ 66,619

Cost of goods sold                                                            63,856             51,452
                                                                            --------           --------

Gross profit                                                                  23,862             15,167

Selling, general and administrative expenses                                  14,190             13,299

Depreciation and amortization                                                  1,950              1,031
                                                                            --------           --------

Income from operations                                                         7,722                837

Other expense (income):
  Interest expense and amortization of deferred financing costs                4,327              4,506
  Interest income                                                               (193)              (107)
                                                                            --------           --------

Income (loss) before provision (benefit) for income taxes                      3,588             (3,562)
Provision (benefit) for income taxes                                           1,471             (1,603)
                                                                            --------           --------

Net income (loss)                                                           $  2,117           $ (1,959)
                                                                            ========           ========

Basic earnings per share:
Net income (loss)                                                           $   0.29           $  (0.26)
                                                                            ========           ========

Weighted average number of common shares                                       7,390              7,419
                                                                            ========           ========

Diluted earnings per share:
Net income (loss)                                                           $   0.27           $  (0.26)
                                                                            ========           ========

Weighted average number of common shares assuming dilution                     7,958              7,419
                                                                            ========           ========

See accompanying notes.

                         McNaughton Apparel Group Inc.
                Consolidated Statements of Stockholders' Equity
                 for the Thirteen Weeks Ended February 5, 2000
                                  (Unaudited)

                                                                        Capital
                                              Common Stock             in Excess          Retained        Treasury
                                              ------------
                                           Shares       Amount           of Par           Earnings          Stock          Total
                                           ------       ------       --------------       --------       ----------       -------
                                                                                (In Thousands)
Balance at November 6, 1999                 8,096          $81            $23,989          $31,532          $(5,535)      $50,067

Net income for the thirteen weeks
  ended February 5, 2000                        -            -                  -            2,117                -         2,117

Treasury stock acquired, 125,300
  shares, at cost                               -            -                  -                -             (946)         (946)

Exercise of 19,998 stock options               20            -                122                -                -           122

Tax benefit from exercise of stock
  options                                       -            -                  9                -                -             9

Issuance of 7,073 shares of
  common stock through the
  employee stock purchase plan                  7            -                 43                -                -            43
                                           ------       ------       ------------         --------       ----------       -------

Balance at February 5, 2000                 8,123          $81            $24,163          $33,649          $(6,481)      $51,412
                                           ======       ======       ============         ========       ==========       =======

See accompanying notes.

                         McNaughton Apparel Group Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                        Thirteen Weeks Ended
                                                                                ------------------------------------
                                                                                  February 5,          January 30,
                                                                                     2000                 1999
                                                                                ---------------      ---------------
                                                                                           (In Thousands)
Net income (loss)                                                                   $  2,117            $ (1,959)

Adjustments to reconcile net income (loss) to net cash provided by (used for)
  operating activities:
  Depreciation and amortization of fixed assets                                          604                 476
  Amortization of intangible assets and deferred financing costs                       1,734                 768

Changes in operating assets and liabilities:
  Due from factor                                                                     17,534              36,899
  Inventory                                                                          (13,141)            (14,179)
  Prepaid income taxes                                                                (3,468)             (1,545)
  Prepaid expenses and other current assets                                           (2,082)             (1,895)
  Other assets                                                                             3                 201
  Accounts payable                                                                    (5,292)             (6,393)
  Income taxes payable                                                                 1,389                  --
  Accrued expenses and other current liabilities                                      (7,132)             (5,550)
  Other long-term liabilities                                                            (42)                (15)
                                                                                    --------            --------
Net cash (used for) provided by operating activities                                  (7,776)              6,808
                                                                                    --------            --------

Investing activities
Repayment of notes receivable from management stockholders                               169                  --
Additional purchase price                                                                 --                 (85)
Purchase of fixed assets                                                                (577)             (1,029)
                                                                                    --------            --------
Net cash used for investing activities                                                  (408)             (1,114)
                                                                                    --------            --------

Financing activities
Purchase of treasury stock                                                              (946)                 --
Net repayments of revolving credit loans                                                (725)             (3,839)
Proceeds from issuance of common stock                                                   174                  28
Deferred financing costs                                                                  --                (187)
                                                                                    --------            --------
Net cash used for financing activities                                                (1,497)             (3,998)
                                                                                    --------            --------

Increase (decrease) in cash                                                           (9,681)              1,696
Cash at beginning of period                                                           13,842                 205
                                                                                    --------            --------
Cash at end of period                                                               $  4,161            $  1,901
                                                                                    ========            ========

Supplemental disclosures
  Income taxes paid                                                                 $  3,447            $     --
  Interest paid                                                                     $  8,142            $  7,473

See accompanying notes.

                         McNaughton Apparel Group Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1.   Summary of Significant Accounting Policies

Organization and Principles of Consolidation

Basis of Presentation

     The accompanying unaudited consolidated financial statements of McNaughton Apparel Group Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation of the Company's financial position at February 5, 2000 and the results of operations and cash flows for the thirteen weeks ended February 5, 2000 and January 30, 1999 have been included. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen weeks ended February 5, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending November 4, 2000.

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

     The Company changed its name from Norton McNaughton, Inc. to McNaughton Apparel Group Inc. on February 9, 1999. On March 13, 2000, the Company's authorized, $0.01 par value, Common Stock ("Common Stock") increased to 30,000,000 shares from 20,000,000 shares.

Deferred Financing Costs

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

Intangible Assets

     Goodwill, trademarks and tradenames resulting from the acquisition of Miss Erika, Inc. ("Miss Erika") and Jeri-Jo Knitwear, Inc. ("Jeri-Jo") are being amortized by the straight-line method over twenty years.

     Intangible contract rights acquired in connection with the agreement entered into on August 9, 1999 with Railroad Enterprises, Inc. ("Railroad") and Cutting Edge Services, Inc., formerly Toni-Linda Productions, Inc. ("Cutting Edge") (the "Agreement"), are being amortized over the term of the management arrangement being provided for in the Agreement. These intangible contract rights have been recorded as current assets.

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

1.   Summary of Significant Accounting Policies (continued)

Earnings Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period and the effect of dilutive options outstanding during the period using the treasury stock method. For the thirteen weeks ended February 5, 2000, the dilutive effect of options outstanding during the period using the treasury stock method was approximately 568,000 shares. For the thirteen weeks ended January 30, 1999, options outstanding during the period using the treasury stock method were excluded from the net loss per share computation of diluted earnings per share because they were antidilutive.

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

2.   Acquisitions and Related Earn-out Obligations

Miss Erika
----------

     On September 30, 1997, the Company completed the acquisition of substantially all the assets and the assumption of substantially all the liabilities of Miss Erika, a privately-held manufacturer of women's moderately-priced apparel. The purchase price of Miss Erika consisted of $24.0 million in cash paid at the closing, the assumption of $2.5 million of indebtedness and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and/or the Company's Common Stock based upon earnings achieved by Miss Erika for the two fiscal years ended November 6, 1999. As originally agreed, the aggregate contingent payment payable by the Company was equal to the amount by which four times the average of Miss Erika's earnings before interest expense, income taxes, depreciation and amortization, as defined in the Miss Erika purchase agreement ("Miss Erika EBITDA"), for the two fiscal years ended November 6, 1999, exceeded $24.0 million. The additional consideration paid for Miss Erika has been accounted for as additional purchase price and has been reflected in intangible assets. At the Company's discretion, the Company was permitted, subject to a maximum number of shares, to pay all or any portion of the contingent payment in shares of Common Stock. The Miss Erika purchase agreement, as originally executed, limited the number of shares of Common Stock payable by the Company to a number of shares which, after giving effect to their issuance, did not exceed 12% of the aggregate number of outstanding shares of Common Stock at the time of payment. Following the early discounted payment of a portion of the Miss Erika earn-out obligation described below, this percentage limit was amended to 2.822%. The Company has agreed to cause the shares of Common Stock issued as a contingent payment to be registered under the Securities Act of 1933, as amended (the "Securities Act").

     On August 4, 1999, the Company retired, at a discount, 64.3% of the earn-out obligation payable to the sellers of Miss Erika for $10.0 million in cash. The portion of the earn-out obligation which was retired was owned by two investment funds and their affiliates who were interested in monetizing their portion of the contingent earn-out payment due to closure of the funds in which these investments were held. The early cash payment saved the Company approximately $10.0 million, net of consent fees of $1.2 million paid to senior noteholders

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)


2.   Acquisitions (continued)

Miss Erika (continued)
----------

under the indenture dated as of June 18, 1998 governing the Senior Notes (as amended, the "Indenture"), compared to what would have otherwise been due and payable in February 2000. The remaining earn-out obligation, representing 35.7%, continued to be governed by the original earn-out provisions described above. This remaining interest was held substantially by members of the current Miss Erika management team, none of whom desired to exercise the option of receiving a discounted early payment of the contingent earn-out. Miss Erika achieved Miss Erika EBITDA during fiscal 1998 and fiscal 1999 which resulted in the payment of additional consideration of approximately $11.6 million. Payment was made in March 2000, approximately $9.6 million of which was paid in cash and approximately $2.0 million of which was paid in Common Stock. The Company paid the cash portion of the remaining contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. The Company's financial statements at February 5, 2000 reflected a total estimated payment of $12.0 million, of which $10.0 million was included in accrued expenses, relating to the cash portion of the earn-out payment, and $2.0 million was included in other long-term liabilities, relating to the portion of the earn-out payable in Common Stock.

     In connection with the foregoing, the Company amended the Indenture to provide for, among other matters, the early extinguishment of a portion of the outstanding earn-out obligation payable to certain of the sellers of Miss Erika and to restrict the amount of cash that may be paid with respect to the Company's earn-out obligation incurred in connection with its acquisition of Jeri-Jo.

Jeri-Jo
-------

     On June 18, 1998, the Company completed the acquisition of Jeri-Jo, acquiring substantially all the assets and assuming substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. The purchase price paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition,
(ii) the assumption of indebtedness of $10.9 million and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and its Common Stock in the event that certain earnings targets are achieved by Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. Such payment must be made no later than August 30, 2000. The Jeri-Jo purchase agreement requires that the Company pay at least 50% of the required contingent payment in cash and the Indenture limits this cash payment to 75% of the total contingent payment. The aggregate contingent payment payable by the Company is equal to the excess of (1) the sum of (A) five times Jeri-Jo's average earnings before interest expense, income taxes, depreciation and amortization, as defined in the Jeri-Jo purchase agreement ("Jeri-Jo EBITDA"), for the two years ending June 30, 2000, plus (B)
0.50 times any such average Jeri-Jo EBITDA between $17.0 million and $20.0 million, plus (C) one times any such average Jeri-Jo EBITDA over $20.0 million, over (2) $55.0 million. Additional consideration paid for Jeri-Jo will be accounted for as additional purchase price and will be reflected in intangible assets. The Company partially secured its obligation to pay the cash portion of the contingent payment by delivery of a stand-by letter of credit in the face amount of $30.0 million, which letter of credit may be drawn upon, in whole or in part, in certain circumstances, including in the event of a default under the cash contingent payment obligation. The Company has agreed to cause offers and sales by the holders of any shares of Common Stock issued as a contingent payment to be registered under the Securities Act, including, if requested, in an underwritten offering. The Jeri-Jo purchase agreement provides that in certain events, the sellers under the Jeri-Jo purchase agreement will have the option to accelerate the Company's contingent payment obligation. In such events, the accelerated contingent payment obligation would be payable in cash in an amount equal to the amount by which (i) five times the greater of $17.0 million or an amount equal to Jeri-Jo's annualized EBITDA (as defined in the Jeri-Jo purchase agreement) at the time of such event exceeds (ii) $55.0 million. The Company intends to pay the cash portion of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. Jeri-Jo achieved Jeri-Jo EBITDA for the 19 month period ended February 5, 2000 which will result in the payment of significant additional consideration. Based upon the Jeri-Jo EBITDA achieved for the 19 month period ended February 5, 2000, and assuming that Jeri-Jo achieves its budgeted EBITDA for the period from February 6, 2000 through June 30, 2000 (the end of the Jeri-Jo earn-out period), additional consideration in excess of $135.0 million would be payable in accordance with the Jeri-Jo purchase agreement.

3.   Sales to Major Customers

     For the thirteen weeks ended February 5, 2000 and January 30, 1999, net sales made to three customers were approximately 16.0%, 14.0%, and 13.0%, and approximately 22.0%, 14.0% and 13.0%, respectively.

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

4.   Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market.

Inventories consist of the following:

                                                     February 5,      November 6,
                                                        2000             1999
                                                     -----------      -----------
                                                            (In Thousands)
        Raw materials                                  $ 2,042          $ 3,116
        Work in process                                    917            1,104
        Finished goods                                  51,099           36,697
                                                       -------          -------
                                                       $54,058          $40,917
                                                       =======          =======

5.   Intangible Assets

     Intangible assets consist of the following:

                                                     February 5,      November 6,
                                                        2000             1999
                                                     -----------      -----------
                                                            (In Thousands)
        Tradenames and trademarks                      $17,591          $17,591
        Goodwill                                        48,921           48,921
                                                       -------          -------
                                                        66,512           66,512
        Less accumulated amortization                    4,176            3,314
                                                       -------          -------
                                                       $62,336          $63,198
                                                       =======          =======

6.   Notes Receivable from Management Stockholders

     In 1993, the Company loaned certain management stockholders $3.0 million in the aggregate. Each loan is evidenced by a limited recourse promissory note with interest accruing at 5.84% per annum. The Company's recourse on the promissory notes is limited to the management stockholders' pledges of a portion of their Common Stock of the Company.

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

     As of February 5, 2000, the fair market value of the Company's Common Stock pledged by the management stockholders as security for the loans was $7,215,795, and the aggregate principal balance of all loans to management stockholders was $2,118,000 which reflects the required principal payments of $882,000 resulting from sales of Common Stock by management stockholders.

7.   Financing Arrangements

     Concurrent with the closing of the Jeri-Jo acquisition on June 18, 1998, the Company entered into a $175.0 million secured revolving credit and letter of credit facility with a bank lending group (as amended, the "Current Credit Agreement"). The facility is used to finance ongoing working capital requirements of the Company and its subsidiaries. The Current Credit Agreement is a three-year secured revolving credit and letter of credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins below the prime rate at Banc of America, N.A. or in excess of LIBOR rates. Presently, the interest rate under the Current Credit Agreement is 100 basis points below the prime rate (based upon the current prime rate, the interest rate under the Current Credit Agreement is 7.75% per annum). Available credit under the Current Credit Agreement is as follows: revolving credit advances not to exceed $60.0 million to $100.0 million (depending on the fiscal month of the Company), documentary letters of credit not to exceed

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

7.   Financing Arrangements and Extraordinary Item (continued)

$130.0 million ("Documentary LCs"), stand-by letters of credit not to exceed $15.0 million ("Standby LCs"), and a $30.0 million stand-by letter of credit to partially secure the Company's cash contingent payment obligation in connection with the Jeri-Jo acquisition. Aggregate Documentary LCs and Standby LCs may not exceed $130.0 million. Under the Current Credit Agreement, the aggregate credit available to the Company is equal to the lesser of (i) $175.0 million or (ii) the sum of 85% of eligible accounts receivable and 60% of eligible inventory, plus an overadvance amount ranging from zero to $30.0 million depending on the fiscal month of the Company and the time in such fiscal month. The Company and its subsidiaries guarantee the Company's obligations under the Current Credit Agreement and have granted a lien on substantially all of their respective assets to secure the obligations under the Current Credit Agreement. The weighted average interest rates on the revolving credit facility were 7.3% and 8.0% for fiscal 1999 and the first quarter of fiscal 2000, respectively. The Company continues to factor accounts receivable pursuant to factoring arrangements.

     The Current Credit Agreement contains a number of restrictive covenants, including covenants which limit incurrence of liens and indebtedness, limit transactions with affiliates, acquisitions, sales of assets, investments and other restricted payments, and require that the Company maintain certain fixed charge coverage, cash flow coverage and leverage ratios and meet specified minimum levels of working capital and net worth. At February 5, 2000, the Company was in compliance with all of its restrictive and financial covenants.

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

     At February 5, 2000, the Company had no borrowings under the Current Credit Agreement and letters of credit outstanding of $122.7 million. The Company had total additional available credit of $22.8 million under the Current Credit Agreement as of that date pursuant to the borrowing base formula set forth above. In addition, the Company had cash and cash equivalents totaling $4.2 million. At January 30, 1999, the Company had no borrowings under the Current Credit Agreement and letters of credit outstanding of $88.6 million. The Company had total additional available credit of $22.7 million as of January 30, 1999 pursuant to the borrowing base formula set forth therein, and cash and cash equivalents totaling $1.9 million.

     Long-term debt at February 5, 2000 and January 30, 1999 consisted of $125.0 million 12 1/2 % Senior Notes due June 3, 2005. The Senior Notes mature in full on June 3, 2005. There are no required principal payments prior to the maturity date.

8.   Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consist of the following:

                                                       February 5,  November 6,
                                                          2000          1999
                                                      --------------------------
                                                            (In Thousands)
          Miss Erika earn-out obligation                $10,000       $10,000
          Interest on $125.0 million 12 1/2%
             Senior Notes                                 2,605         6,837
          Reserve for litigation                            932           932
          Contractual bonuses payable                       857         2,706
          Payable to Railroad and Cutting Edge
             in connection with the Agreement             1,742         1,967
          Profit sharing contribution payable             1,131           879
          Other accrued expenses and current
             liabilities                                  2,761         3,839
                                                        -------       -------
                                                        $20,028       $27,160
                                                        =======       =======

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

9.   Stock Repurchase

     The Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $11.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. As of February 5, 2000, the Company has purchased a total of 776,300 shares at an aggregate cost of approximately $6.5 million. The Company's Current Credit Agreement and the Indenture limit the amounts which may be expended on stock purchases.

10.  Legal Proceedings

     On July 14, 1998, Norton McNaughton of Squire, Inc.'s ("Norton") distribution and cutting contractors, Railroad Enterprises and Cutting Edge, respectively (collectively, "Plaintiffs"), filed an action in the New York State Supreme Court for New York County which, as amended, was entitled Cutting Edge
                                                                  ------------
Services, Inc. and Railroad Enterprises, Inc. v. Norton McNaughton of Squire,
-----------------------------------------------------------------------------
Inc. and Norton McNaughton, Inc. Plaintiffs had claimed that Norton breached its
--------------------------------
contracts with them because, among other things, Miss Erika and Jeri-Jo had failed to use Plaintiffs' services as allegedly required under Norton's contracts with Plaintiffs. This action sought substantial compensatory and punitive damages and related declaratory relief concerning rights under the contracts. In connection with the Cutting Edge and Railroad lawsuit, as well as other pending litigation, the Company established a litigation reserve of $2.5 million in fiscal 1998.

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

     The Agreement also provided for the termination of Norton's then existing long-term agreements with Railroad and Cutting Edge. Railroad has agreed to manage the assets Norton purchased and to continue performing all of Norton's receiving, warehousing and distribution services from Railroad's New Jersey facilities through June 30, 2000, although Norton may, at its option, extend this time period until August 31, 2000. Norton has extended this time period until July 31, 2000.

     Pursuant to the Agreement, Railroad and Cutting Edge agreed to obtain releases of Norton's limited guarantees from the landlords of their respective warehouse leases. On September 23, 1999, Norton received a release from the landlord of Cutting Edge's warehouse lease in exchange for a payment of approximately $230,000. As provided in the Agreement, this amount is being withheld from subsequent Purchase Price installments. In addition, also as provided in the Agreement, the Purchase Price has been reduced by the amount due under Norton's guarantee of Railroad's lease, which totals $500,000. Finally, the Agreement provided for the early termination of Norton's East Rutherford, New Jersey piece goods warehouse sublease from Cutting Edge, which occurred on September 30, 1999.

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

     The Company is involved in certain other legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect on the Company's business, financial condition, results of operations and cash flow. At February 5, 2000, the Company had a reserve for litigation of approximately $900,000 in connection with an ongoing claim. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

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

     On September 30, 1997, the Company completed the acquisition of substantially all the assets and the assumption of substantially all the liabilities of Miss Erika, a privately-held manufacturer of women's moderately-priced apparel. The purchase price of Miss Erika consisted of $24.0 million in cash paid at the closing, the assumption of $2.5 million of indebtedness and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and/or Common Stock in the event that certain earnings targets were achieved by Miss Erika for the two fiscal years ended November 6, 1999. On August 4, 1999, the Company retired, at a discount, 64.3% of the earn-out obligation payable to the sellers of Miss Erika for $10.0 million in cash. The remaining earn-out obligation, representing 35.7%, was paid in March 2000. See "Liquidity and Capital Resources".

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

     Concurrent with the closing of the Jeri-Jo acquisition, the Company entered into a $175.0 million secured revolving credit and letter of credit facility with a bank lending group (as amended, the "Current Credit Agreement"). The facility is used to finance ongoing working capital requirements of the Company and its subsidiaries.

     On June 18, 1998, the Company also sold $125.0 million of unsecured 12 1/2% Senior Notes due 2005 (the "Senior Notes"). The terms and conditions of the Senior Notes are governed by an indenture (as amended, the "Indenture"). The proceeds of the Senior Notes were used to finance the Jeri-Jo acquisition and to refinance then existing indebtedness of the Company and Jeri-Jo. The Company's obligations under the Senior Notes are guaranteed by all of the Company's subsidiaries.

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

     The Company continually explores cost savings opportunities in an attempt to reduce overhead and improve operating income. In connection therewith, the Company will relocate the warehousing and distribution operations for its Norton product lines to South Carolina during the third fiscal quarter of 2000. On August 9, 1999, the Company and Norton entered into an Agreement with Railroad, its distribution contractor, and Cutting Edge, its cutting contractor, which provided for the termination of its existing long-term agreements therewith. Pursuant to the Agreement, Norton purchased certain assets of Railroad and Cutting Edge, including fixed assets, machinery and equipment at their facilities, and Railroad's and Cutting Edge's rights under their existing agreements with Norton. Railroad has agreed to manage the assets Norton purchased and to continue performing all of Norton's receiving, warehousing and distribution services from Railroad's New Jersey facilities through June 30, 2000, although Norton may, at its option, extend this time period until August 31, 2000. Norton has extended this time period until July 31, 2000. See "Liquidity and Capital Resources" and Part II, Item 1, "Legal Proceedings".

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

     The Company contracts for the manufacture of all of its products and substantially all of its products are produced overseas. Contract manufacturing allows the Company to avoid significant capital expenditures for manufacturing facilities and the fixed costs of maintaining a large production work force. Foreign contract manufacturing allows it to take advantage of lower manufacturing costs, thereby allowing it to reduce prices to its customers. The Company believes that foreign sourcing for moderately-priced merchandise also allows it to avail itself of a well-equipped and skilled labor force, thereby allowing it to produce a higher quality, better-valued product for its customers. The Company offsets the longer lead time necessary for foreign sourced fabrics and manufacturing by early and timely attention to production planning.

     This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking information about the Company's anticipated operating results. The Company's ability to achieve its projected results is dependent on many factors which are outside of management's control. Some of the most significant factors would be a deterioration in retailing conditions for women's and juniors' apparel, an increase in price pressures and other competitive factors, any of which could result in an unanticipated decrease in gross profit margins, unanticipated problems arising with the integration of Miss Erika's and Jeri-Jo's businesses, the unanticipated loss of a major customer, the unanticipated loss of a major contractor or supplier, unanticipated problems arising out of Norton's relocation of its distribution function to South Carolina where the activities will be performed "in-house", and weather conditions which could impact retail traffic and the Company's ability to ship on a timely basis. Accordingly, there can be no assurance that the Company will achieve its anticipated operating results.

Results of Operations
---------------------

     The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the periods indicated, selected operating data as a percentage of net sales:

                                                                                       Thirteen Weeks Ended
                                                                           ---------------------------------------------
                                                                             February 5, 2000         January 30, 1999
                                                                           --------------------     --------------------
Net sales                                                                          100.0%                   100.0%
Cost of goods sold                                                                  72.8                     77.2
                                                                                  ------                   ------
Gross profit                                                                        27.2                     22.8
Selling, general and administrative expenses                                        16.2                     20.0
Depreciation and amortization                                                        2.2                      1.5
                                                                                  ------                   ------
Income from operations                                                               8.8                      1.3
Interest expense and amortization of deferred financing costs                        4.9                      6.8
Interest income                                                                     (0.2)                    (0.2)
                                                                                  ------                   ------
Income (loss) before provision (benefit) for income taxes                            4.1                     (5.3)
Provision (benefit) for income taxes                                                 1.7                     (2.4)
                                                                                  ------                   ------
Net income (loss)                                                                    2.4%                    (2.9)%
                                                                                  ======                   ======

Quarter Ended February 5, 2000 Compared to Quarter Ended January 30, 1999
-------------------------------------------------------------------------

Net Sales
     Net sales were $87.7 million for the first quarter of fiscal 2000 compared to $66.6 million for the first quarter of fiscal 1999. The increase in net sales of $21.1 million was attributable to an increase in net sales of $8.7 million, or 51.1%, in the Erika product lines, an increase of $6.6 million, or 32.7%, in the Energie, Currants and Jamie Scott product lines and an increase of $5.1 million, or 24.9%, in the Norton McNaughton product lines.

Gross Profit
     Gross profit margin was 27.2% for the first quarter of fiscal 2000 compared to 22.8% for the first quarter of fiscal 1999. The increase in gross profit margin was attributable to the Energie, Currants and Jamie Scott product lines and the Norton McNaughton product lines. The improvement in gross profit margin was primarily attributable to increases in initial markup and a decrease in off-price sales of inventory.

Depreciation and Amortization
     Depreciation and amortization was $2.0 million for the first quarter of fiscal 2000 compared to $1.0 million for the first quarter of fiscal 1999. The increase was primarily attributable to the Miss Erika early earn-out payment in August 1999 which increased goodwill, the accrual of the remaining Miss Erika earn-out obligation in October 1999 which increased goodwill and the amortization of the intangibles resulting from the August 1999 Railroad agreement.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses ("SG&A" expenses) were $14.2 million, or 16.2% of net sales, for the first quarter of fiscal 2000 as compared to $13.3 million, or 20.0% of net sales, for the first quarter of fiscal 1999. The increase in SG&A expense of $0.9 million was due to an increase in variable distribution expense due to an increase in sales volume, increases in personnel costs, an increase in merchandising and advertising expense and an increase in bad debt expense. These increases were offset in part by a decrease in shipping rates caused by a change in rates under the agreement with an outside distribution contractor. The latter is wholly offset by amortization of the intangible assets acquired in the agreement with such outside distribution contractor - see Depreciation and Amortization above. The decrease in SG&A as a percentage of net sales was primarily attributable to the spreading of the fixed component of SG&A expenses over higher net sales in the first quarter of fiscal 2000.

Interest Expense
     Interest expense decreased to $4.3 million in the first quarter of fiscal 2000 from $4.5 million in the first quarter of fiscal 1999.

Earnings Per Share Before Goodwill Amortization
     Earnings per share before goodwill amortization increased in the first quarter of fiscal 2000 to $0.31 per diluted share, from a loss per diluted share of $0.22 in the first quarter of fiscal 1999.

Liquidity and Capital Resources
-------------------------------

     The Company is highly leveraged and significant additional earn-out payments will be required to be made by the Company in August 2000 in connection with the Jeri-Jo acquisition. On February 5, 2000, the Company had $125.0 million of Senior Notes outstanding, no borrowings under the Current Credit Agreement, and obligations under undrawn letters of credit in the aggregate face amount of approximately $122.7 million. Under the terms of its credit documentation, the Company can incur substantial additional indebtedness in the future. At February 5, 2000, the Company had total additional available credit of $22.8 million under the Current Credit Agreement pursuant to the borrowing base formula set forth therein, as well as cash and cash equivalents of $4.2 million. In addition, the Company has partially secured its obligation to pay the cash portion of the Jeri-Jo earn-out with a $30.0 million stand-by letter of credit (which is currently reducing the Company's availability under the Current Credit Agreement), which funds will become available for payment of the earn-out when the latter becomes due and payable. Based upon actual results of Miss Erika, the Company paid approximately $11.6 million in additional consideration to certain of the sellers of Miss Erika in March 2000, approximately $9.6 million of which was paid in cash and approximately $2.0 million of which was paid in shares of Common Stock. In addition, based on Jeri-Jo's results through February 5, 2000, and assuming Jeri-Jo achieves its budgeted results through June 30, 2000, the Company will be required to pay the sellers of Jeri-Jo in excess of $135.0 million in August 2000, with at least 50% thereof being payable in cash and the balance payable in shares of Common Stock.

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

     The Company's liquidity requirements arise from the funding of the Company's working capital needs, primarily inventory and accounts receivable, interest on indebtedness, planned capital expenditures, and, additionally, from the Company's earn-out obligation pursuant to the acquisition of Jeri-Jo. The Company's primary sources of working capital are cash flow from operations and advances under the Current Credit Agreement. The Company's borrowing requirements for working capital purposes are seasonal, with peak working capital needs generally arising at the end of the first and third fiscal quarters and extending through the second and fourth fiscal quarters.

     The Company had working capital of $96.4 million at February 5, 2000 as compared to $93.6 million at November 6, 1999. The increase in working capital resulted primarily from net income for the thirteen weeks ended February 5, 2000.

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

     On September 30, 1997, the Company completed the acquisition of substantially all the assets and the assumption of substantially all the liabilities of Miss Erika, a privately-held manufacturer of women's moderately-priced apparel. The purchase price of Miss Erika consisted of $24.0 million in cash paid at the closing, the assumption of $2.5 million of indebtedness and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and/or Common Stock based upon earnings achieved by Miss Erika for the two fiscal years ended November 6, 1999. As originally agreed, the aggregate contingent payment payable by the Company was equal to the amount by which four times the average of Miss Erika's earnings before interest expense, income taxes, depreciation and amortization, as defined in the Miss Erika purchase agreement ("Miss Erika EBITDA"), for the two fiscal years ended November 6, 1999, exceeded $24.0 million. The additional consideration paid for Miss Erika has been accounted for as additional purchase price and has been reflected in intangible assets. At the Company's discretion, the Company was permitted, subject to a maximum number of shares, to pay all or any portion of the contingent payment in shares of Common Stock. The Miss Erika purchase agreement, as originally executed, limited the number of shares of Common Stock payable by the Company to a number of shares which, after giving effect to their issuance, did not exceed 12% of the aggregate number of outstanding shares of Common Stock at the time of payment. Following the early discounted payment of a portion of the Miss Erika earn-out obligation described below, this percentage limit was amended to 2.822%. The Company has agreed to cause the shares of Common Stock issued as a contingent payment to be registered under the Securities Act of 1933, as amended (the "Securities Act").

     On August 4, 1999, the Company retired, at a discount, 64.3% of the earn-out obligation payable to the sellers of Miss Erika for $10.0 million in cash. The portion of the earn-out obligation which was retired was owned by two investment funds and their affiliates who were interested in monetizing their portion of the contingent earn-out payment due to closure of the funds in which these investments were held. The early cash payment saved the Company approximately $10.0 million, net of consent fees of $1.2 million paid to senior noteholders under the Indenture, compared to what would have otherwise been due and payable in February 2000. The remaining earn-out obligation, representing 35.7%, continued to be governed by the original earn-out provisions described above. This remaining interest was held substantially by members of the current Miss Erika management team, none of whom desired to exercise the option of receiving a discounted early payment of the contingent earn-out. Miss Erika achieved Miss Erika EBITDA during fiscal 1998 and fiscal 1999 which resulted in the payment of additional consideration of approximately $11.6 million. Payment was made in March 2000, approximately $9.6 million of which was paid in cash and approximately $2.0 million of which was paid in Common Stock. The Company paid the cash portion of the remaining contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. The Company's financial statements at February 5, 2000 reflected a total estimated payment of $12.0 million, of which $10.0 million was included in accrued expenses, relating to the cash portion of the earn-out payment and $2.0 million was included in other long-term liabilities, relating to the portion of the earn-out payable in Common Stock.

     On June 18, 1998, the Company completed the acquisition of Jeri-Jo, acquiring substantially all the assets and assuming substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. The purchase price paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition,
(ii) the assumption of indebtedness of $10.9 million and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and its Common Stock in the event that certain earnings targets are achieved by Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. Such payment must be made no later than August 30, 2000. The Jeri-Jo purchase agreement requires that the Company pay at least 50% of the required contingent payment in cash and the Indenture limits this cash payment to 75% of the total contingent payment. The aggregate contingent payment payable by the Company is equal to the excess of (1) the sum of (A) five times Jeri-Jo's average earnings before interest expense, income taxes, depreciation and amortization, as defined in the Jeri-Jo purchase agreement ("Jeri-Jo EBITDA"), for the two years ending June 30, 2000, plus (B)
0.50 times any such average Jeri-Jo EBITDA between $17.0 million and $20.0 million, plus (C) one times any such average Jeri-Jo EBITDA over $20.0 million, over (2) $55.0 million. Additional consideration paid for Jeri-Jo will be accounted for as additional purchase price and will be reflected in intangible assets. The Company partially secured its obligation to pay the cash portion of the contingent payment by delivery of a stand-by letter of credit in the face amount of $30.0 million, which letter of credit may be drawn upon, in whole or in part, in certain circumstances, including in the event of a default under the cash contingent payment obligation. The Company has agreed to cause offers and sales by the holders of any shares of Common Stock issued as a contingent payment to be registered under the Securities Act, including, if requested, in an underwritten offering. The Jeri-Jo purchase agreement provides that in certain events, the sellers under the Jeri-Jo purchase agreement will have the option to accelerate the Company's contingent payment obligation. In such events, the accelerated contingent payment obligation would be payable in cash in an amount equal to the amount by which (i) five times the greater of $17.0 million or an amount equal to Jeri-Jo's annualized EBITDA (as defined in the Jeri-Jo purchase agreement) at the time of such event exceeds (ii) $55.0 million. The Company intends to pay the cash portion of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. Jeri-Jo achieved Jeri-Jo EBITDA for the 19 month period ended February 5, 2000 which will result in the payment of significant additional consideration. Based upon the Jeri-Jo EBITDA achieved for the 19 month period ended February 5, 2000, and assuming that Jeri-Jo achieves its budgeted EBITDA for the period from February 6, 2000 through June 30, 2000 (the end of the Jeri-Jo earn-out period), additional consideration in excess of $135.0 million would be payable in accordance with the Jeri-Jo purchase agreement.

     Concurrent with the closing of the Jeri-Jo acquisition on June 18, 1998, the Company entered into a $175.0 million secured revolving credit and letter of credit facility with a bank lending group (as amended, the "Current Credit Agreement"). The facility is used to finance ongoing working capital requirements of the Company and its subsidiaries. The Current Credit Agreement is a three-year secured revolving credit and letter of credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins below the prime rate at Banc of America, N.A. or in excess of LIBOR rates. Presently, the interest rate under the Current Credit Agreement is 100 basis points below the prime rate (based upon the current prime rate, the interest rate under the Current Credit Agreement is 7.75% per annum). Available credit under the Current Credit Agreement is as follows: revolving credit advances not to exceed $60.0 million to $100.0 million (depending on the fiscal month of the Company), documentary letters of credit not to exceed $130.0 million ("Documentary LCs"), stand-by letters of credit not to exceed $15.0 million ("Standby LCs"), and a $30.0 million stand-by letter of credit to partially secure the Company's cash contingent payment obligation in connection with the Jeri-Jo acquisition. Aggregate Documentary LCs and Standby LCs may not exceed $130.0 million. Under the Current Credit Agreement, the aggregate credit available to the Company is equal to the lesser of (i) $175.0 million or (ii) the sum of 85% of eligible accounts receivable and 60% of eligible inventory, plus an overadvance amount ranging from zero to $30.0 million depending on the fiscal month of the Company and the time in such fiscal month. The Company and its subsidiaries guarantee the Company's obligations under the Current Credit Agreement and have granted a lien on substantially all of their respective assets to secure the obligations under the Current Credit Agreement. The weighted average interest rates on the revolving credit facility were 7.3% and 8.0% for fiscal 1999 and the first quarter of fiscal 2000, respectively. The Company continues to factor accounts receivable pursuant to factoring arrangements.

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

     The Current Credit Agreement contains a number of restrictive covenants, including covenants which limit the incurrence of liens and indebtedness, limit transactions with affiliates, acquisitions, sales of assets, investments and other restricted payments, and require that the Company maintain certain fixed charge coverage, cash flow coverage and leverage ratios and meet specified minimum levels of working capital and net worth. At February 5, 2000, the Company was in compliance with all of its restrictive and financial covenants under the Current Credit Agreement and Indenture.

     On August 9, 1999, the Company and Norton entered into an agreement with Railroad and Cutting Edge, pursuant to which, among other matters, contract disputes were settled, Norton purchased certain assets of Railroad and Cutting Edge, including fixed assets, machinery and equipment at their facilities, and Railroad's and Cutting Edge's rights under their existing agreements with Norton. The Purchase Price was $5.5 million payable as follows: $3.0 million at closing; thereafter, $108,333.33 per month, payable at month-end from July 31, 1999 through March 31, 2000, and $508,333.33 per month payable at month-end from April 30, 2000 through May 31, 2000, $408,333.33 payable on June 30, 2000, and
$100,000 payable on December 31, 2000. Norton has also retained Railroad to provide consulting services relating to the relocation of its warehouse and distribution facilities to South Carolina for a total fee of $500,000 payable on a monthly basis over a one-year period. See Part II, Item 1, "Legal Proceedings".

     The Agreement also provided for the termination of Norton's then existing long-term agreements with Railroad (distribution) and Cutting Edge (cutting). Railroad has agreed to manage the assets Norton purchased and to continue performing all of Norton's receiving, warehousing and distribution services from Railroad's New Jersey facilities through June 30, 2000, although Norton may, at its option, extend this time period until August 31, 2000. Norton has extended this time period until July 31, 2000.

     Pursuant to the Agreement, Railroad and Cutting Edge agreed to obtain releases of Norton's limited guarantees from the landlords of their respective warehouse leases. On September 23, 1999, Norton received a release from the landlord of Cutting Edge's warehouse lease in exchange for a payment of approximately $230,000. As provided in the Agreement, this amount is being withheld from subsequent Purchase Price installments. In addition, also as provided in the Agreement, the Purchase Price has been reduced by the amount due under Norton's guarantee of Railroad's lease, which totals $500,000. Finally, the Agreement provided for the early termination of Norton's East Rutherford, New Jersey piece goods warehouse sublease from Cutting Edge, which occurred on September 30, 1999.

     The Company's capital expenditures were approximately $0.6 million and $1.0 million in the first quarter of fiscal 2000 and the first quarter of fiscal 1999, respectively. The Company anticipates that in fiscal 2000 it will incur capital expenditures of approximately $6.3 million to $6.8 million, primarily in connection with Norton's new warehouse and distribution facility in South Carolina, which will include an automated materials handling system, management information systems, including hardware and software, machinery and equipment and furniture and fixtures. The Company expects to finance these capital expenditures from internally generated funds and advances under the Current Credit Agreement.

     The Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $11.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. As of February 5, 2000, the Company has purchased a total of 776,300 shares at an aggregate cost of approximately $6.5 million. The Company's Current Credit Agreement and the Indenture limit the amounts which may be expended on stock purchases.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and weighted-average interest rates by expected maturity dates for the Company's debt obligations at February 5, 2000.

                                                                                Fiscal Year
                                     ----------------------------------------------------------------------------------------------
                                          2000          2001          2002          2003          2004       Thereafter      Total
                                          ----          ----          ----          ----          ----       ----------      -----
                                                                           (Dollars In Thousands)
Short-term debt:
   Revolving credit                          -             -             -             -             -                -          -
   Prime rate less 100 basis points/(1)/  7.75%            -             -             -             -                -       7.75%

Long-term debt:
   $125 million Senior Notes                 -             -             -             -             -         $125,000   $125,000
   Interest rate                          12.5%         12.5%         12.5%         12.5%         12.5%            12.5%      12.5%

___________________
(1)  Prior to February 1, 2000, the rate was prime less 50 basis points.

Part II.  Other Information

Item 1.   Legal Proceedings

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

     The Agreement also provided for the termination of Norton's then existing long-term agreements with Railroad and Cutting Edge. Railroad has agreed to manage the assets Norton purchased and to continue performing all of Norton's receiving, warehousing and distribution services from Railroad's New Jersey facilities through June 30, 2000, although Norton may, at its option, extend this time period until August 31, 2000. Norton has extended this time period to July 31, 2000.

     Pursuant to the Agreement, Railroad and Cutting Edge agreed to obtain releases of Norton's limited guarantees from the landlords of their respective warehouse leases. On September 23, 1999, Norton received a release from the landlord of Cutting Edge's warehouse lease in exchange for a payment of approximately $230,000. As provided in the Agreement, this amount is being withheld from subsequent Purchase Price installments. In addition, also as provided in the Agreement, the Purchase Price has been reduced by the amount due under Norton's guarantee of Railroad's lease, which totals $500,000. Finally, the Agreement provided for the early termination of Norton's East Rutherford, New Jersey piece goods warehouse sublease from Cutting Edge, which occurred on September 30, 1999.

     The $5.5 million Purchase Price was allocated to current assets in the amount of $2.2 million, representing the estimated value of the intangible contract rights acquired, fixed assets in the amount of $600,000, and the remaining $2.7 million was offset against the $2.5 million reserve for litigation established in fiscal 1998 with the balance being charged to expense in fiscal 1999. The intangible contract rights are being amortized over the term of the management arrangement provided for in the Agreement and the fixed assets are being amortized over five years. The Company fully expensed in fiscal 1999 its obligation of $500,000 under the Railroad consulting arrangement provided for in the Agreement. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The Company is involved in certain other legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect on the Company's business, financial condition, results of operations and cash flow. At February 5, 2000, the Company had a reserve for litigation of approximately $900,000 in connection with an ongoing claim.

Item 6.   Exhibits and Reports on Form 8-K

Exhibit 3.1* Certificate of Second Amendment of Certificate of Incorporation of McNaughton Apparel Group Inc.

Exhibit 3.2 Certificate of Amendment of Certificate of Incorporation of McNaughton Apparel Group Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 10-Q for the quarter ended January 30, 1999).

Exhibit 3.3 By-Laws of McNaughton Apparel Group Inc. (incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 No. 33-74200).

Exhibit 10.1* Fifth Amendment, dated as of March 21, 2000 to the Amended and Restated Financing Agreement, dated as of June 18, 1998, as amended through the date hereof, by and among McNaughton Apparel Group Inc., formerly known as Norton McNaughton, Inc., Norton McNaughton of Squire, Inc., Miss Erika, Inc., Jeri-Jo Knitwear, Inc., formerly known as JJ Acquisition Corp., the lenders party thereto, NationsBanc Commercial Corporation, as collateral agent for the Lenders, The CIT Group/Commercial Services, Inc., as administrative agent for the Lenders and Fleet Bank NA, as documentation agent for the Lenders.

Exhibit 27     Financial Data Schedule (For SEC use only).

________________________
*Filed herewith.

The Registrant filed no current reports on Form 8-K for the thirteen weeks ended February 5, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MCNAUGHTON APPAREL GROUP INC.
                                                (Registrant)
                                        By /s/ Amanda J. Bokman
                                               ---------------------------------
Date:  March 21, 2000                   AMANDA J. BOKMAN
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)