Form 10-Q
period 2000-05-06
MCNAUGHTON APPAREL GROUP INC
filed 2000-06-20
CIK 917692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended May 6, 2000
                                      --------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                to
                                      ------------------------------------------

Commission File Number: 0-23440
                        -------


                          McNaughton Apparel Group Inc.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                              Delaware                                              13-3747173
------------------------------------------------------------------     --------------------------------------
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

      ----------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, $0.01 Par Value, 7,588,219 shares as of June 15, 2000.

                               INDEX TO FORM 10-Q
                          MCNAUGHTON APPAREL GROUP INC.


                                                                                                              PAGE NO.

PART I.     FINANCIAL INFORMATION

         ITEM 1.

         Financial Statements:

             Consolidated Balance Sheets at May 6, 2000 (Unaudited) and November 6, 1999                              3

             Consolidated Statements of Operations for the thirteen weeks and twenty-six weeks ended
             May 6, 2000 and May 1, 1999 (Unaudited)                                                                  4

             Consolidated Statements of Stockholders' Equity for the twenty-six weeks ended
             May 6, 2000 (Unaudited)                                                                                  5

             Consolidated Statements of Cash Flows for the twenty-six weeks ended May 6, 2000
             and May 1, 1999 (Unaudited)                                                                              6

             Notes to Consolidated Financial Statements (Unaudited)                                                7-12

        ITEM 2.

        Management's Discussion and Analysis of Financial Condition and Results of Operations                     13-18

        ITEM 3.

        Quantitative and Qualitative Disclosures About Market Risk                                                   19


PART II.     OTHER INFORMATION

        ITEM 1.

        Legal Proceedings                                                                                            20

        ITEM 4.

        Submission of Matters to Vote of Security Holders                                                            21

        ITEM 6.

        Exhibits and Reports on Form 8-K                                                                             21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          McNaughton Apparel Group Inc.
                           Consolidated Balance Sheets

                                                                                     May 6, 2000    November 6, 1999
                                                                                     (Unaudited)
                                                                                     --------------------------------
                                                                                            (In Thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                                         $     191        $  13,842
   Due from factor                                                                     107,774           82,189
   Inventory                                                                            34,061           40,917
   Prepaid income taxes                                                                      -            2,145
   Prepaid expenses and other current assets                                             3,679            3,787
                                                                                     ---------        ---------
Total current assets                                                                   145,705          142,880

Fixed assets, net                                                                       11,886           10,177

Notes receivable from management stockholders                                            2,095            2,287

Intangible assets, net                                                                  61,035           63,198

Deferred financing costs, net                                                            6,103            6,642

Other assets                                                                             2,258            2,914
                                                                                     ---------        ---------
Total assets                                                                         $ 229,082        $ 228,098
                                                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $  10,192        $  14,237
   Revolving credit loan                                                                 7,186              725
   Income taxes payable                                                                  3,294            7,151
   Accrued expenses and other current liabilities                                       16,312           27,160
                                                                                     ---------        ---------
Total current liabilities                                                               36,984           49,273

12  1/2% Senior Notes due 2005                                                         125,000          125,000
Other long-term liabilities                                                              2,782            3,758
                                                                                     ---------        ---------
Total liabilities                                                                      164,766          178,031
                                                                                     ---------        ---------

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value, authorized 30,000,000 and 20,000,000 shares, respectively, 8,376,388 and 8,096,324 shares issued, respectively,
   and 7,575,588 and 7,445,324 shares outstanding, respectively                             84               81

   Capital in excess of par                                                             26,440           23,989

   Retained earnings                                                                    44,481           31,532

   Treasury stock, at cost, 800,800 shares and 651,000 shares, respectively             (6,689)          (5,535)
                                                                                     ---------        ---------
Total stockholders' equity                                                              64,316           50,067
                                                                                     ---------        ---------
Total liabilities and stockholders' equity                                           $ 229,082        $ 228,098
                                                                                     =========        =========

See accompanying notes.

                          MCNAUGHTON APPAREL GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                                                        ---------------------            ----------------------
                                                                    May 6, 2000      May 1, 1999      May 6, 2000      May 1, 1999
                                                                    -----------      -----------      -----------      -----------
                                                                                 (In Thousands, Except Per Share Amounts)
Net sales                                                            $ 162,376        $ 123,972        $ 250,094        $ 190,591

Cost of goods sold                                                     116,781           95,184          180,637          146,636
                                                                     ---------        ---------        ---------        ---------

Gross profit                                                            45,595           28,788           69,457           43,955

Selling, general and administrative expenses                            20,405           17,511           34,595           30,810

Depreciation and amortization                                            1,942            1,005            3,892            2,036
                                                                     ---------        ---------        ---------        ---------

Income from operations                                                  23,248           10,272           30,970           11,109

Other expense (income):
    Interest expense and amortization of deferred financing costs        4,966            4,780            9,293            9,286
    Interest income                                                        (77)             (40)            (270)            (147)
                                                                     ---------        ---------        ---------        ---------

Income before provision for income taxes                                18,359            5,532           21,947            1,970

Provision for income taxes                                               7,527            2,490            8,998              887
                                                                     ---------        ---------        ---------        ---------

Net income                                                           $  10,832        $   3,042        $  12,949        $   1,083
                                                                     =========        =========        =========        =========

BASIC EARNINGS PER SHARE:
Net income                                                           $    1.44        $    0.41        $    1.74        $    0.15
                                                                     =========        =========        =========        =========

Weighted average number of common shares                                 7,513            7,428            7,451            7,424
                                                                     =========        =========        =========        =========

DILUTED EARNINGS PER SHARE:
Net income                                                           $    1.32        $    0.41        $    1.60        $    0.15
                                                                     =========        =========        =========        =========

Weighted average number of common shares assuming dilution               8,211            7,494            8,084            7,457
                                                                     =========        =========        =========        =========



See accompanying notes.

                          MCNAUGHTON APPAREL GROUP INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE TWENTY-SIX WEEKS ENDED MAY 6, 2000
                                   (UNAUDITED)

                                                                         Common Stock                      Capital
                                                                         ------------                     in Excess
                                                                 Shares               Amount                of Par
                                                                 ------               ------                ------
                                                                                      (In Thousands)
Balance at November 6, 1999                                        8,096                  $81                 $23,989

Net income for the twenty-six weeks
     ended May 6, 2000                                                 -                    -                       -

Treasury stock acquired, 149,800
     shares, at cost                                                   -                    -                       -

Issuance of 216,995 shares for Miss Erika
     earn-out obligation                                             216                    2                   2,002

Exercise of 57,296 stock options                                      57                    1                     374

Tax benefit from exercise of stock
     options                                                           -                    -                      32

Issuance of 7,073 shares of common
     stock through the employee
     stock purchase plan                                               7                    -                      43
                                                                   -----                  ---                 -------

Balance at May 6, 2000                                             8,376                  $84                 $26,440
                                                                   =====                  ===                 =======

                                                                      Retained            Treasury
                                                                      Earnings              Stock               Total
                                                                      --------              -----               -----
                                                                                          (In Thousands)
Balance at November 6, 1999                                             $31,532             $(5,535)              $50,067

Net income for the twenty-six weeks
     ended May 6, 2000                                                   12,949                    -               12,949

Treasury stock acquired, 149,800
     shares, at cost                                                          -              (1,154)               (1,154)

Issuance of 216,995 shares for Miss Erika
     earn-out obligation                                                      -                    -                2,004

Exercise of 57,296 stock options                                              -                    -                  375

Tax benefit from exercise of stock
     options                                                                  -                    -                   32

Issuance of 7,073 shares of common
     stock through the employee
     stock purchase plan                                                      -                    -                   43
                                                                        -------              -------              -------

Balance at May 6, 2000                                                  $44,481             $(6,689)              $64,316
                                                                        =======              =======              =======

See accompanying notes.

                          MCNAUGHTON APPAREL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Twenty-Six Weeks Ended
                                                                                        ----------------------
                                                                                      May 6, 2000     May 1, 1999
                                                                                    ------------------------------
                                                                                             (In Thousands)
Net income                                                                             $ 12,949        $  1,083

Adjustments to reconcile net income to net cash (used for) provided by operating activities:
     Depreciation and amortization of fixed assets                                        1,212             925
     Amortization of intangible assets and deferred financing costs                       3,473           1,740

Changes in operating assets and liabilities:
     Due from factor                                                                    (25,585)          6,756
     Inventory                                                                            6,856           8,311
     Prepaid income taxes                                                                 2,145            (177)
     Prepaid expenses and other current assets                                             (860)           (511)
     Other assets                                                                           656             182
     Accounts payable                                                                    (4,045)         (9,398)
     Income taxes payable                                                                (3,857)            287
     Accrued expenses and other current liabilities                                        (848)            617
     Other long-term liabilities                                                          1,024             (31)
                                                                                       --------        --------
Net cash (used for) provided by operating activities                                     (6,880)          9,784
                                                                                       --------        --------

INVESTING ACTIVITIES
Repayment of notes receivable from management stockholders                                  192               -
Additional purchase price to Miss Erika                                                  (9,546)            (92)
Purchase of fixed assets                                                                 (2,921)         (1,616)
                                                                                       --------        --------
Net cash used for investing activities                                                  (12,275)         (1,708)
                                                                                       --------        --------

FINANCING ACTIVITIES
Purchase of treasury stock                                                               (1,154)              -
Net advances (repayments) of revolving credit loans                                       6,461          (3,839)
Proceeds from issuance of common stock                                                      450              28
Deferred financing costs                                                                   (253)           (286)
                                                                                       --------        --------
Net cash provided by (used for) financing activities                                      5,504          (4,097)
                                                                                       --------        --------

Increase (decrease) in cash and cash equivalents                                        (13,651)          3,979
Cash and cash equivalents at beginning of period                                         13,842             205
                                                                                       --------        --------
Cash and cash equivalents at end of period                                             $    191        $  4,184
                                                                                       ========        ========

SUPPLEMENTAL DISCLOSURES
     Income taxes paid                                                                 $  8,668        $    230
     Interest paid                                                                     $  8,765        $  8,070


See accompanying notes.

                          MCNAUGHTON APPAREL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of McNaughton Apparel Group Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation of the Company's financial position at May 6, 2000 and the results of operations for the thirteen and twenty-six weeks ended May 6, 2000 and May 1, 1999 and cash flows for the twenty-six weeks ended May 6, 2000 and May 1, 1999 have been included. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen and twenty-six weeks ended May 6, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending November 4, 2000.

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

INTANGIBLE ASSETS

     Goodwill, trademarks and tradenames resulting from the acquisition of Miss Erika, Inc. ("Miss Erika") and Jeri-Jo Knitwear, Inc. ("Jeri-Jo") are being amortized by the straight-line method over twenty years. The Miss Erika and Jeri-Jo earn-out payments are being treated as additional goodwill and amortized over the remainder of the twenty year period following the original dates of acquisition.

     Intangible contract rights acquired in connection with the agreement entered into on August 9, 1999 with Railroad Enterprises, Inc. ("Railroad") and Cutting Edge Services, Inc., formerly Toni-Linda Productions, Inc. ("Cutting Edge") (the "Agreement"), are being amortized over the term of the management arrangement provided for in the Agreement. These intangible contract rights have been recorded as current assets.

                          MCNAUGHTON APPAREL GROUP INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period and the effect of dilutive options outstanding during the period using the treasury stock method. For the thirteen and twenty-six weeks ended May 6, 2000, the dilutive effect of options outstanding during the period using the treasury stock method was approximately 698,000 shares and 633,000 shares, respectively. For the thirteen and twenty-six weeks ended May 1, 1999, the dilutive effect of options outstanding during the period using the treasury stock method was approximately 66,000 shares and 33,000 shares, respectively.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.    ACQUISITIONS AND RELATED EARN-OUT OBLIGATIONS

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

     On August 4, 1999, the Company retired, at a discount, 64.3% of the earn-out obligation payable to the sellers of Miss Erika for $10.0 million in cash. The portion of the earn-out obligation which was retired was owned by two investment funds and their affiliates who were interested in monetizing their portion of the contingent earn-out payment due to closure of the funds in which these investments were held. The early cash payment saved the Company approximately $10.0 million, net of consent fees of $1.2 million paid to senior noteholders under the indenture dated as of June 18, 1998 governing the Senior Notes (as amended, the "Indenture"), compared to what would have otherwise been due and payable in February 2000. The remaining earn-out obligation, representing 35.7%, continued to be governed by the original earn-out provisions described above. This remaining interest was held substantially by members of the current Miss Erika management team, none of whom desired to exercise the option of receiving a discounted early payment of the contingent earn-out. Miss Erika achieved Miss Erika EBITDA during fiscal 1998 and fiscal 1999 which resulted in the payment of additional consideration under the remaining interests of approximately $11.6 million. Payment was made in March 2000, approximately $9.6 million of which was paid in cash and approximately $2.0 million of which was paid in Common Stock. The Company paid the cash portion of the remaining contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. All additional consideration paid for Miss Erika has been accounted for as additional purchase price and has been reflected in intangible assets.

Jeri-Jo

     On June 18, 1998, the Company completed the acquisition of Jeri-Jo, acquiring substantially all the assets and assuming substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. The purchase price

                          MCNAUGHTON APPAREL GROUP INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


2.    ACQUISITIONS AND RELATED EARN-OUT OBLIGATIONS (CONTINUED)

Jeri-Jo (continued)

paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition and (ii) the assumption of indebtedness of $10.9 million and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and its Common Stock in the event that certain earnings targets are achieved by Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. Such payment must be made no later than August 29, 2000. The Jeri-Jo purchase agreement requires that the Company pay at least 50% of the required contingent payment in cash and the Indenture limits this cash payment to 75% of the total contingent payment. The number of shares of Common Stock issuable in partial payment of the Jeri-Jo contingent payment will be determined based upon the average closing prices of the Company's Common Stock as reported on the NASDAQ Stock Market for the twenty trading days preceding August 24, 2000. The aggregate contingent payment payable by the Company is equal to the excess of (1) the sum of (A) five times Jeri-Jo's average earnings before interest expense, income taxes, depreciation and amortization, as defined in the Jeri-Jo purchase agreement ("Jeri-Jo EBITDA"), for the two years ending June 30, 2000, plus (B) 0.50 times any such average Jeri-Jo EBITDA between $17.0 million and $20.0 million, plus (C) one times any such average Jeri-Jo EBITDA over $20.0 million, over (2) $55.0 million. Additional consideration paid for Jeri-Jo will be accounted for as additional purchase price and will be reflected in intangible assets. The Company partially secured its obligation to pay the cash portion of the contingent payment by delivery of a standby letter of credit in the face amount of $30.0 million, which letter of credit may be drawn upon, in whole or in part, in certain circumstances, including in the event of a default under the cash contingent payment obligation. The Company has agreed to cause the shares of Common Stock issued as a contingent payment to be registered under the Securities Act, including, if requested, in an underwritten offering. The Jeri-Jo purchase agreement provides that in certain events, the sellers under the Jeri-Jo purchase agreement will have the option to accelerate the Company's contingent payment obligation. In such events, the accelerated contingent payment obligation would be payable in cash in an amount equal to the amount by which
(i) five times the greater of $17.0 million or an amount equal to Jeri-Jo's annualized EBITDA (as defined in the Jeri-Jo purchase agreement) at the time of such event exceeds (ii) $55.0 million. The Company intends to pay the cash portion of the contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility.

     Jeri-Jo achieved Jeri-Jo EBITDA for the 22 month period ended May 6, 2000 which will result in the payment of significant additional consideration. Based upon the Jeri-Jo EBITDA achieved for the 22 month period ended May 6, 2000, and assuming that Jeri-Jo achieves its projected EBITDA for the period from May 7, 2000 through June 30, 2000 (the end of the Jeri-Jo earn-out period), additional consideration in excess of $170.0 million would be payable in accordance with the Jeri-Jo purchase agreement. The issuance of shares of Common Stock in partial payment of the Jeri-Jo contingent payment will result in dilution to the existing stockholders of the Company. The Company is engaged in preliminary discussions with the principals of Jeri-Jo regarding the terms of payment of the Jeri-Jo contingent payment. The Company cannot predict the outcome of these discussions and, absent any other agreement, payment of the Jeri-Jo contingent payment will be made in accordance with the terms of the Jeri-Jo purchase agreement as described above.

3.    SALES TO MAJOR CUSTOMERS

     For the thirteen weeks ended May 6, 2000 and May 1, 1999, net sales made to three customers were approximately 18.0%, 13.2%, and 11.6%, and approximately 21.6%, 12.1% and 10.9%, respectively. For the twenty-six weeks ended May 6, 2000 and May 1, 1999, net sales to three customers were approximately 17.4%, 13.3% and 11.9%, and approximately 21.8%, 12.7% and 11.6%, respectively.

4.    INVENTORY

Inventory is stated at the lower of cost (first-in, first-out basis) or market.

Inventories consist of the following:

                                            May 6, 2000            November 6, 1999
                                            -----------            ----------------
                                                       (In Thousands)
            Raw materials                      $ 3,008               $  3,116
            Work in process                        980                  1,104
            Finished goods                      30,073                 36,697
                                                ------                 ------
                                               $34,061                $40,917
                                               =======                =======

                          MCNAUGHTON APPAREL GROUP INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


5.    INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                          May 6, 2000      November 6, 1999
                                                                          -----------      ----------------
                                                                                  (In Thousands)
            Tradenames and trademarks                                        $17,585          $17,591
            Goodwill                                                          48,475           48,921
                                                                              ------           ------
                                                                              66,060           66,512
            Less:  accumulated amortization                                    5,025            3,314
                                                                               -----            -----
                                                                             $61,035          $63,198
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

     As of May 6, 2000, the fair market value of the Company's Common Stock pledged by the management stockholders as security for the loans was $6,705,000, and the aggregate principal balance of all loans to management stockholders was $2,095,000 which reflects the required principal payments of $905,000 resulting from sales of Common Stock by management stockholders.

7.    FINANCING ARRANGEMENTS

     Concurrent with the closing of the Jeri-Jo acquisition on June 18, 1998, the Company entered into a $175.0 million secured revolving credit and letter of credit facility with a bank lending group (as amended, the "Current Credit Agreement"). The facility is used to finance ongoing working capital requirements of the Company and its subsidiaries. The Current Credit Agreement is a three-year secured revolving credit and letter of credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins below the prime rate at Banc of America, N.A. or in excess of LIBOR rates. Presently, the interest rate under the Current Credit Agreement is 125 basis points below the prime rate (based upon the current prime rate, the interest rate under the Current Credit Agreement is 8.25% per annum). Available credit under the Current Credit Agreement is as follows: revolving credit advances not to exceed $60.0 million to $100.0 million (depending on the fiscal month of the Company), documentary letters of credit not to exceed $130.0 million ("Documentary LCs"), standby letters of credit not to exceed $15.0 million ("Standby LCs"), and a $30.0 million standby letter of credit to partially secure the Company's cash contingent payment obligation in connection with the Jeri-Jo acquisition. Aggregate Documentary LCs and Standby LCs may not exceed $130.0 million. Under the Current Credit Agreement, the aggregate credit available to the Company is equal to the lesser of (i) $175.0 million or (ii) the sum of 85% of eligible accounts receivable and 60% of eligible inventory, plus an overadvance amount ranging from zero to $30.0 million depending on the fiscal month of the Company and the time in such fiscal month. The Company and its subsidiaries guarantee the Company's obligations under the Current Credit Agreement and have granted a lien on substantially all of their respective assets to secure the obligations under the Current Credit Agreement. The weighted average interest rates on the revolving credit facility were 7.3% and 7.9% for fiscal 1999 and the first half of fiscal 2000, respectively. The Company continues to factor accounts receivable pursuant to factoring arrangements.

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

                          MCNAUGHTON APPAREL GROUP INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


7.    FINANCING ARRANGEMENTS AND EXTRAORDINARY ITEM (CONTINUED)

     On June 18, 1998, the Company also issued the Senior Notes due 2005. The proceeds of the Senior Notes were used to finance the Jeri-Jo acquisition and to refinance then existing indebtedness of the Company and Jeri-Jo. The Company's obligations under the Senior Notes are unsecured and are guaranteed by all of the Company's subsidiaries. The Indenture contains a number of restrictive covenants, including covenants which limit the incurrence of liens and indebtedness, limit transactions with affiliates, sales of assets, investments and other restricted payments. On August 3, 1999, the Company executed the First Supplemental Indenture, which amended the Indenture to provide for, among other matters, the early extinguishment of a portion of the outstanding earn-out obligation payable to certain of the sellers of Miss Erika and to restrict the amount of cash (75% of total earn-out) that may be paid with respect to the Company's earn-out obligation incurred in connection with its acquisition of Jeri-Jo.

     At May 6, 2000 under the Current Credit Agreement, the Company had borrowings and letters of credit outstanding of $7.2 million and $126.4 million, respectively. The Company had total additional available credit of $36.1 million under the Current Credit Agreement as of that date pursuant to the borrowing base formula set forth therein. In addition, the Company had cash and cash equivalents totaling $191,000. At May 1, 1999, the Company had no borrowings under the Current Credit Agreement and letters of credit outstanding of $91.5 million. The Company had total additional available credit of $39.4 million as of May 1, 1999 pursuant to the borrowing base formula set forth therein, and cash and cash equivalents totaling $4.2 million. The Company's available credit under the Current Credit Agreement fluctuates based upon a number of seasonal factors.

     Long-term debt at May 6, 2000 and May 1, 1999 consisted of $125.0 million 12 1/2% Senior Notes due June 1, 2005. The Senior Notes mature in full on June 1, 2005. There are no required principal payments prior to the maturity date.

8.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:


                                                         May 6,      November 6,
                                                          2000          1999
                                                        -------------------------
                                                            (In Thousands)
             Miss Erika earn-out obligation             $     -       $10,000
             Interest on $125.0 million 12 1/2%
                Senior Notes                              6,511         6,837
             Contractual bonuses payable                  2,528         2,706
             Payable to Railroad and Cutting Edge
                in connection with the Agreement          1,017         1,967
             Reserve for litigation                         932           932
             Profit sharing contribution payable            401           879
             Other accrued expenses and current
                liabilities                               4,923         3,839
                                                        -------       -------
                                                        $16,312       $27,160
                                                        =======       =======

9.    STOCK REPURCHASE

     The Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $11.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. As of May 6, 2000, the Company has purchased a total of 800,800 shares at an aggregate cost of approximately $6.7 million. The Company's Current Credit Agreement and the Indenture limit the amounts which may be expended on stock purchases.

                          MCNAUGHTON APPAREL GROUP INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


10.    LEGAL PROCEEDINGS

     In August 1999, the Company and Norton McNaughton of Squire, Inc. ("Norton") entered into an Agreement with Railroad and Cutting Edge, pursuant to which, among other matters, the lawsuit involving such persons was terminated and Norton purchased certain assets of Railroad and Cutting Edge, including fixed assets, machinery and equipment at their facilities, and Railroad's and Cutting Edge's rights under their existing agreements with Norton. The purchase price (the "Purchase Price") was $5.5 million, of which $408,333.33 remains payable on June 30, 2000 and $100,000 remains payable on December 31, 2000. The Agreement also provided for the termination of Norton's then existing long-term agreements with Railroad and Cutting Edge. Railroad has agreed to manage the assets Norton purchased and to continue performing all of Norton's receiving, warehousing and distribution services from Railroad's New Jersey facilities through July 31, 2000.

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect on the Company's business, financial condition, results of operations and cash flow. At May 6, 2000, the Company had a reserve for litigation of approximately $900,000 in connection with an ongoing claim.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company's business strategy is to expand its branded product lines, broaden its customer base and further develop its global product sourcing capabilities. A key component of this business strategy involves the selective acquisition of complementary businesses and brands. In connection therewith, the Company completed the Miss Erika and Jeri-Jo acquisitions.

     On September 30, 1997, the Company completed the acquisition of substantially all the assets and the assumption of substantially all the liabilities of Miss Erika, a privately-held manufacturer of women's moderately-priced apparel. The purchase price of Miss Erika consisted of $24.0 million in cash paid at the closing, the assumption of $2.5 million of indebtedness and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and/or Common Stock in the event that certain earnings targets were achieved by Miss Erika for the two fiscal years ended November 6, 1999. On August 4, 1999, the Company retired, at a discount, 64.3% of the earn-out obligation payable to the sellers of Miss Erika for $10.0 million in cash. The remaining earn-out obligation of approximately $11.6 million, representing 35.7%, was paid in March 2000, approximately $9.6 million of which was paid in cash and approximately $2.0 million of which was paid in Common Stock.

     On June 18, 1998, the Company completed the acquisition of substantially all of the assets of Jeri-Jo and assumed substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. The purchase price paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition, (ii) the assumption of funded indebtedness of $10.9 million and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and Common Stock based upon certain earnings targets for Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. See Item I, Note 2 and "Liquidity and Capital Resources".

     Concurrent with the closing of the Jeri-Jo acquisition, the Company entered into the Current Credit Agreement, a $175.0 million secured revolving credit and letter of credit facility with a bank lending group. The facility is used to finance ongoing working capital requirements of the Company and its subsidiaries.

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

     The Company continually monitors the success, in terms of sales, profitability and customer acceptance, of its product lines. In the event that one or more of its product lines does not meet the Company's expectations, the Company will discontinue their production. The Company also continually explores cost savings opportunities in an attempt to reduce overhead and improve operating income.

     The Company will finalize the relocation of the warehousing and distribution operations for its Norton product lines to South Carolina in August 2000. Norton began receiving and shipping operations at this facility in May 2000. In August 1999, the Company and Norton entered into an agreement with Railroad, its distribution contractor, and Cutting Edge, its cutting contractor, which provided for the termination of its existing long-term agreements therewith. Pursuant to the Agreement, Norton purchased certain assets of Railroad and Cutting Edge, including fixed assets, machinery and equipment at their facilities, and Railroad's and Cutting Edge's rights under their existing agreements with Norton. Railroad has agreed to manage the assets Norton purchased and to continue performing Norton's receiving, warehousing and distribution services from Railroad's New Jersey facilities through July 31, 2000. See "Liquidity and Capital Resources".

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

     This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking information about the Company's anticipated operating results. The Company's ability to achieve its projected results is dependent on many factors which are outside of management's control. Some of the most significant factors would be a deterioration in retailing conditions for women's and juniors' apparel, an increase in price pressures and other competitive factors, any of which could result in an unanticipated decrease in gross profit margins, unanticipated problems arising with the integration of Miss Erika's and Jeri-Jo's businesses, unanticipated delays or other production problems associated with the foreign sourcing of inventory, the unanticipated loss of a major customer, the unanticipated loss of a major contractor or supplier, unanticipated problems arising out of Norton's relocation of its distribution function to South Carolina where the activities will be performed "in-house", and weather conditions which could impact retail traffic and the Company's ability to ship on a timely basis. Accordingly, there can be no assurance that the Company will achieve its anticipated operating results.

Results of Operations

     The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the periods indicated, selected operating data as a percentage of net sales:

                                                                                     Thirteen Weeks Ended
                                                                                     --------------------
                                                                             May 6, 2000               May 1, 1999
                                                                             -----------               -----------
Net sales                                                                       100.0%                    100.0%
Cost of goods sold                                                               71.9                      76.8
                                                                                ------                    ------
Gross profit                                                                     28.1                      23.2
Selling, general and administrative expenses                                     12.6                      14.1
Depreciation and amortization                                                     1.2                       0.8
                                                                                ------                    ------
Income from operations                                                           14.3                       8.3
Interest expense and amortization of deferred
    financing costs                                                               3.1                       3.9
Interest income                                                                  (0.1)                     (0.1)
                                                                                ------                    ------
Income before provision for income taxes                                         11.3                       4.5
Provision for income taxes                                                        4.6                       2.0
                                                                                ------                    ------
Net income                                                                        6.7%                      2.5%
                                                                                ======                    ======

                                                                                 Twenty-Six Weeks Ended
                                                                                 ----------------------
                                                                          May 6, 2000              May 1,1999
                                                                          -----------              ----------
Net sales                                                                     100.0%                 100.0%
Cost of goods sold                                                             72.2                   76.9
                                                                              ------                 ------
Gross profit                                                                   27.8                   23.1
Selling, general and administrative expenses                                   13.8                   16.2
Depreciation and amortization                                                   1.6                    1.1
                                                                              ------                 ------
Income from operations                                                         12.4                    5.8
Interest expense and amortization of deferred
    financing costs                                                             3.7                    4.9
Interest income                                                                (0.1)                  (0.1)
                                                                              ------                 ------
Income before provision for income taxes                                        8.8                    1.0
Provision for income taxes                                                      3.6                    0.4
                                                                              ------                 ------
Net income                                                                      5.2%                   0.6%
                                                                              ======                 ======

Quarter Ended May 6, 2000 Compared to Quarter Ended May 1, 1999

Net Sales

     Net sales were $162.4 million for the second quarter of fiscal 2000 compared to $124.0 million for the second quarter of fiscal 1999. The increase in net sales of $38.4 million, or 31.0%, was attributable to an increase in net sales of $14.9 million in the Erika product lines, an increase of $13.3 million in the Energie, Currants and Jamie Scott product lines and a net increase of $12.7 million in the Norton McNaughton and Norton Studio product lines.

Gross Profit

     Gross profit margin was 28.1% for the second quarter of fiscal 2000 compared to 23.2% for the second quarter of fiscal 1999. The increase in gross profit margin was attributable to the Energie, Currants and Jamie Scott product lines and the Norton McNaughton product lines. The improvement in gross profit margin was primarily attributable to increases in initial markup and decreases in sales allowances.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A" expenses) were $20.4 million, or 12.6% of net sales, for the second quarter of fiscal 2000 as compared to $17.5 million, or 14.1% of net sales, for the second quarter of fiscal 1999. The increase in SG&A expense of $2.9 million was due primarily to increases in personnel costs resulting from salary increases, bonuses and accruals for benefits, as well as increases in headcount necessitated by an increase in the volume of products shipped, expenses associated with Norton's South Carolina warehouse, including rent and salaries, which commenced operations during the second quarter of fiscal 2000, and an increase in variable distribution expense due to an increase in sales volume. These increases were offset in part by a decrease in shipping rates caused by a change in rates under the agreement with an outside distribution contractor. The latter was offset by amortization of the intangible assets acquired in the agreement with such outside distribution contractor - see Depreciation and Amortization below. The decrease in SG&A as a percentage of net sales was primarily attributable to the spreading of the fixed component of SG&A expenses over higher net sales in the second quarter of fiscal 2000.

Depreciation and Amortization

     Depreciation and amortization was $1.9 million for the second quarter of fiscal 2000 compared to $1.0 million for the second quarter of fiscal 1999. The increase of $0.9 million was primarily attributable to amortization of goodwill associated with the Miss Erika earn-out payment, for which payments were made in installments in August 1999 and March 2000 (although the accrual of the remaining Miss Erika earn-out obligation was made in October 1999) and amortization of the intangibles resulting from the Agreement with Railroad and Cutting Edge entered into in August 1999.

Interest Expense

     Interest expense increased to $5.0 million in the second quarter of fiscal 2000 from $4.8 million in the second quarter of fiscal 1999. The increase of $0.2 million was due primarily to an increase in amortization of deferred financing costs resulting from fees incurred for amendments to the Indenture and Current Credit Agreement and higher letter of credit fees due to higher balances during the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999.

Earnings Per Share Before Goodwill Amortization

     Earnings per share before goodwill amortization increased in the second quarter of fiscal 2000 to $1.36 per diluted share, from $0.43 per diluted share in the second quarter of fiscal 1999.

Twenty-Six Weeks Ended May 6, 20000 Compared to Twenty-Six Weeks Ended May 1,
1999

Net Sales

     Net sales were $250.1 million for the first half of fiscal 2000 compared to $190.6 million for the first half of fiscal 1999. The increase in net sales of $59.5 million, or 31.2%, was primarily attributable to an increase in net sales of $23.6 million in the Erika product lines, an increase of $20.0 million in the Energie, Currants and Jamie Scott product lines and an increase of $17.8 million in the Norton McNaughton and Norton Studio product lines.

Gross Profit

     The gross profit margin was 27.8% for the first half of fiscal 2000 compared to 23.1% for first half of fiscal 1999. The increase in gross profit margin was attributable to the Energie, Currants and Jamie Scott product lines and the Norton McNaughton product lines. The improvement in gross profit margin was primarily attributable to increases in initial markup and decreases in sales allowances.

Selling, General and Administrative Expenses

     SG&A expenses were $34.6 million, or 13.8% of net sales, in the first half of fiscal 2000 as compared to $30.8 million, or 16.2% of net sales, in the first half of fiscal 1999. The increase in SG&A expense of $3.8 million was due primarily to increases in personnel costs resulting from salary increases, bonuses and accruals for benefits, as well as increases in headcount necessitated by an increase in the volume of products shipped, expenses associated with Norton's South Carolina warehouse, including rent and salaries, which commenced operations during the second quarter of fiscal 2000, an increase in variable distribution expense due to an increase in sales volume and an increase in merchandising and advertising expense. These increases were offset in part by a decrease in shipping rates caused by a change in rates under the agreement with an outside distribution contractor. The latter was offset by amortization of the intangible assets acquired in the agreement with such outside distribution contractor - see Depreciation and Amortization below. The decrease in SG&A as a percentage of net sales was primarily attributable to the spreading of the fixed component of SG&A expenses over higher net sales in the first half of fiscal 2000.

Depreciation and Amortization

     Depreciation and amortization was $3.9 million for the first half of fiscal 2000 compared to $2.0 million for the first half of fiscal 1999. The increase of $1.9 million was primarily attributable to the Miss Erika earn-out payment, for which payments were made in installments in August 1999 and March 2000 (although the accrual of the remaining Miss Erika earn-out obligation was made in October
1999) and amortization of the intangibles resulting from the Agreement with Railroad and Cutting Edge entered into in August 1999.

Interest Expense

     Interest expense remained constant at $9.3 million in the first half of fiscal 2000 as compared to the first half of fiscal 1999. Increases in amortization of deferred financing costs resulting from fees incurred for amendments to the Indenture and Current Credit Agreement and letter of credit fees due to higher balances were offset in full by the reversal of one week's interest on the Senior Notes, which was accrued into the fourth quarter of fiscal 1999, which was a 53 week year.

Earnings Per Share Before Goodwill Amortization

     Earnings per share before goodwill amortization increased in the first half of fiscal 2000 to $1.69 per diluted share, from $0.19 per diluted share in the first half of fiscal 1999.

Liquidity and Capital Resources

     The Company is highly leveraged and significant additional earn-out payments will be required to be made by the Company in August 2000 in connection with the Jeri-Jo acquisition. On May 6, 2000, the Company had $125.0 million of Senior Notes outstanding, borrowings under the Current Credit Agreement of approximately $7.2 million, obligations under undrawn letters of credit in the aggregate face amount of approximately $96.4 million and a $30.0 million standby letter of credit securing the Company's obligation to pay a portion of the Jeri-Jo earn-out payment. Under the terms of its credit documentation, the Company can incur substantial additional indebtedness in the future. Based upon actual results of Miss Erika, the Company paid approximately $11.6 million in additional consideration to certain of the sellers of Miss Erika in March 2000, approximately $9.6 million of which was paid in cash and approximately $2.0 million of which was paid in shares of Common Stock. In addition, based on Jeri-Jo's results of operations through May 6, 2000, and assuming Jeri-Jo achieves its projected results through June 30, 2000, the Company will be required to pay the sellers of Jeri-Jo in excess of $170.0 million in August 2000, with at least 50% thereof being payable in cash and the balance payable in shares of Common Stock. In August 2000, based upon the Company's forecasts, the Company anticipates that it will have in excess of $85.0 million in cash and revolving credit advances available to fund the cash portion of such payment. The issuance of shares of Common Stock in partial payment of the Jeri-Jo contingent payment will result in dilution to the existing stockholders of the Company. The

Company is engaged in preliminary discussions with the principals of Jeri-Jo regarding the terms of payment of the Jeri-Jo contingent payment. The Company cannot predict the outcome of these discussions and, absent any other agreement, payment of the Jeri-Jo contingent payment will be made in accordance with the terms of the Jeri-Jo purchase agreement as described above. See Item I, Note 2.

     The Company's ability to make earn-out payments and scheduled payments of principal of, to pay the interest on, to increase availability of or to refinance, as needed, its indebtedness, and to fund working capital requirements and planned capital expenditures, will depend, in part, on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon current and forecasted levels of operations, management believes that cash flow from operations, together with available borrowings under the Current Credit Agreement, will be adequate to meet the Company's liquidity needs for 2000.

     The Company's liquidity requirements arise from the funding of the Company's earn-out obligation pursuant to the acquisition of Jeri-Jo and, additionally, from the Company's working capital needs, primarily inventory and accounts receivable, interest on indebtedness and planned capital expenditures. The Company's primary sources of working capital are cash flow from operations and advances under the Current Credit Agreement. The Company's borrowing requirements for working capital purposes are seasonal, with peak working capital needs generally arising at the end of the first fiscal quarter and extending through the second and third fiscal quarters. As the Company's business continues to expand, the Company's need for additional working capital, including under its Current Credit Agreement, will also increase.

     The Company had working capital of $108.7 million at May 6, 2000 as compared to $93.6 million at November 6, 1999. The increase in working capital resulted primarily from net income for the twenty-six weeks ended May 6, 2000.

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

     Concurrent with the closing of the Jeri-Jo acquisition on June 18, 1998, the Company entered into the Current Credit Agreement, a $175.0 million secured revolving credit and letter of credit facility with a bank lending group. The facility is used to finance ongoing working capital requirements of the Company and its subsidiaries. The Current Credit Agreement is a three-year secured revolving credit and letter of credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins below the prime rate at Banc of America, N.A. or in excess of LIBOR rates. Presently, the interest rate under the Current Credit Agreement is 125 basis points below the prime rate (based upon the current prime rate, the interest rate under the Current Credit Agreement is 8.25% per annum). Available credit under the Current Credit Agreement is as follows: revolving credit advances not to exceed $60.0 million to $100.0 million (depending on the fiscal month of the Company), Documentary LCs not to exceed $130.0 million, Standby LCs not to exceed $15.0 million, and a $30.0 million standby letter of credit to partially secure the Company's cash contingent payment obligation in connection with the Jeri-Jo acquisition. Aggregate Documentary LCs and Standby LCs may not exceed $130.0 million. Under the Current Credit Agreement, the aggregate credit available to the Company is equal to the lesser of (i) $175.0 million or (ii) the sum of 85% of eligible accounts receivable and 60% of eligible inventory, plus an overadvance amount ranging from zero to $30.0 million depending on the fiscal month of the Company and the time in such fiscal month. The Company and its subsidiaries guarantee the Company's obligations under the Current Credit Agreement and have granted a lien on substantially all of their respective assets to secure the obligations under the Current Credit Agreement. The weighted average interest rates on the revolving credit facility were 7.3% and 7.9% for fiscal 1999 and the first half of fiscal 2000, respectively. The Company continues to factor accounts receivable pursuant to factoring arrangements. The Current Credit Agreement contains a number of restrictive covenants, including covenants which limit the incurrence of liens and indebtedness, limit transactions with affiliates, acquisitions, sales of assets, investments and other restricted payments, and require that the Company maintain certain fixed charge coverage, cash flow coverage and leverage ratios and meet specified minimum levels of working capital and net worth.

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

     In August 1999, the Company and Norton entered into an agreement with Railroad and Cutting Edge, pursuant to which, among other matters, contract disputes were settled, Norton purchased certain assets of Railroad and Cutting Edge, including fixed assets, machinery and equipment at their facilities, and Railroad's and Cutting Edge's rights under their existing agreements with Norton. The Purchase Price was $5.5 million, of which $408,333.33 remains payable on June 30, 2000 and $100,000 remains payable on December 31, 2000. The Agreement also provided for the termination of Norton's then existing long-term agreements with Railroad (distribution) and Cutting Edge (cutting). Railroad has agreed to manage the assets Norton purchased and to continue performing all of Norton's receiving, warehousing and distribution services from Railroad's New Jersey facilities through July 31, 2000. Norton began receiving and shipping operations at its new warehouse and distribution facility in South Carolina in May 2000 and anticipates that this facility will be fully operational in August 2000.

     The Company's capital expenditures were approximately $2.9 million and $1.6 million in the first half of fiscal 2000 and the first half of fiscal 1999, respectively. The Company anticipates that in the remainder of fiscal 2000, it will incur capital expenditures of approximately $3.5 million to $4.5 million, primarily in connection with Norton's new warehouse and distribution facility in South Carolina, which includes an automated materials handling system, management information systems, including hardware and software, machinery and equipment and furniture and fixtures, and a new operating system for the Company which will address production, sales and order fulfillment functions. This operating system will first be implemented at Miss Erika, with anticipated implementation at Norton and Jeri-Jo during fiscal 2001 and fiscal 2002, respectively. The Company expects to finance these capital expenditures from internally generated funds and advances under the Current Credit Agreement.

     The Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $11.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. As of May 6, 2000, the Company has purchased a total of 800,800 shares at an aggregate cost of approximately $6.7 million. The Company's Current Credit Agreement and the Indenture limit the amounts which may be expended on stock purchases.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and weighted-average interest rates by expected maturity dates for the Company's debt obligations at May 6, 2000.

                                                                                          Fiscal Year
                                                      ----------------------------------------------------------------------------
                                                          2000               2001               2002               2003
                                                          ----               ----               ----               ----
                                                                                     (Dollars In Thousands)
Short-term debt:
   Revolving credit                                        $7,186                  -                   -                 -
   Prime rate less 125 basis points(1)                      8.25%                  -                   -                 -

Long-term debt:
   $125 million Senior Notes                                    -                  -                   -                 -
   Interest rate                                            12.5%              12.5%               12.5%             12.5%

                                                                              Fiscal Year
                                                              ----------------------------------------------
                                                               2004           Thereafter              Total
                                                               ----           ----------              -----
                                                                        (Dollars In Thousands)
Short-term debt:
   Revolving credit                                                  -                   -             $7,186
   Prime rate less 125 basis points(1)                               -                   -              8.25%

Long-term debt:
   $125 million Senior Notes                                         -            $125,000           $125,000
   Interest rate                                                 12.5%               12.5%              12.5%

----------------------

(1)  Prior to April 1, 2000, the rate was prime rate less 100 basis points.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect on the Company's business, financial condition, results of operations and cash flow. At May 6, 2000, the Company had a reserve for litigation of approximately $900,000 in connection with an ongoing claim.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The Company's annual meeting of stockholders was held on March 15, 1999. The following directors were elected:

                                                                     WITHHOLDING
                    NAME                            FOR               AUTHORITY
                    ----                            ---               ---------
           Sanford Greenberg                     4,653,953             753,100
           Peter Boneparth                       4,868,453             538,600
           Amanda J. Bokman                      4,868,453             538,600
           Stuart Bregman                        4,868,453             538,600
           Bradley P. Cost                       4,868,453             538,600
           Ben Mayo                              4,868,453             538,600
           Robert C. Siegel                      4,868,453             538,600

     The amendment to the McNaughton Apparel Group Inc. 1998 Long Term Incentive Plan was approved with 2,672,764 shares voting in favor, 740,955 shares voting against and 1,000 shares abstaining.

     The amendment to Article Four of the Certificate of Incorporation of the Company increasing the authorized number of shares of Common Stock from 20,000,000 shares to 30,000,000 shares was approved with 4,832,292 shares voting in favor, 568,761 shares voting against and 1,000 shares abstaining.

     The appointment of Ernst & Young LLP as independent auditors for the fiscal year ended November 6, 1999 was ratified with 5,405,542 shares voting in favor, 211 shares voting against and 1,300 shares abstaining.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 3.1 Certificate of Second Amendment of Certificate of Incorporation of McNaughton Apparel Group Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 10-Q for the quarter ended February 5, 2000).

Exhibit 3.2 Certificate of Amendment of Certificate of Incorporation of McNaughton Apparel Group Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 10-Q for the quarter ended January 30, 1999).

Exhibit 3.3 By-Laws of McNaughton Apparel Group Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 No. 33-74200).

Exhibit 10.1   McNaughton Apparel Group Inc. Audit Committee Charter

Exhibit 10.2 Software License Agreement dated May 24, 2000 between Essentus International Inc. and McNaughton Apparel Group Inc.

Exhibit 27     Financial Data Schedule (For SEC use only).

---------------------

The Registrant filed no current reports on Form 8-K for the thirteen weeks ended May 6, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               MCNAUGHTON APPAREL GROUP INC.
                                        (Registrant)
                               By /s/ Amanda J. Bokman
                                  ---------------------------------
Date:  June 20, 2000           AMANDA J. BOKMAN
                               Vice President, Chief Financial Officer,
                               Secretary and Treasurer
                               (Duly Authorized Officer and Principal Financial
                               and Accounting Officer)