Form 10-Q
period 2000-08-05
MCNAUGHTON APPAREL GROUP INC
filed 2000-09-21
CIK 917692

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   Form 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 5, 2000
                                         ------------------------------------


                                       or


     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                    to
                                         ---------------------------------------

     Commission File Number: 0-23440
                             -------

                                                   McNaughton Apparel Group Inc.
                                                   -----------------------------
                                      (Exact name of registrant as specified in its charter)

                              Delaware                                                        13-3747173
---------------------------------------------------------------------      ---------------------------------------------
  (State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification No.)

                                            463 Seventh Avenue, New York, N.Y.   10018
                                            ------------------------------------------
                                             (Address of principal executive offices)
                                                            (Zip code)

                                                          (212) 947-2960
                                        --------------------------------------------------
                                       (Registrant's telephone number, including area code)

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

Common Stock, $0.01 Par Value, 9,726,124 shares as of September 18, 2000.

                               INDEX TO FORM 10-Q
                         McNaughton Apparel Group Inc.

                                                                                                         Page No.
PART I.     FINANCIAL INFORMATION

   ITEM 1.

   Financial Statements:

     Consolidated Balance Sheets at August 5, 2000 (Unaudited) and November 6, 1999                      3

     Consolidated Statements of Income for the thirteen weeks and thirty-nine weeks ended
     August 5, 2000 and July 31, 1999 (Unaudited)                                                        4

     Consolidated Statements of Stockholders' Equity for the thirty-nine weeks ended
     August 5, 2000 (Unaudited)                                                                          5

     Consolidated Statements of Cash Flows for the thirty-nine weeks ended August 5, 2000
     and July 31, 1999 (Unaudited)                                                                       6

     Notes to Consolidated Financial Statements (Unaudited)                                           7-13

   ITEM 2.

   Management's Discussion and Analysis of Financial Condition and Results of Operations             14-20

   ITEM 3.

   Quantitative and Qualitative Disclosures About Market Risk                                           21


PART II.     OTHER INFORMATION

   ITEM 1.

   Legal Proceedings                                                                                    22

   ITEM 6.

   Exhibits and Reports on Form 8-K                                                                     22

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements

                         McNaughton Apparel Group Inc.
                          Consolidated Balance Sheets

                                                                                  August 5, 2000    November 6, 1999
                                                                                   (Unaudited)
                                                                                -------------------------------------
                                                                                         (In Thousands)
Assets
Current assets:
   Cash and cash equivalents                                                        $  9,264         $ 13,842
   Due from factor                                                                    74,905           82,189
   Inventory                                                                          50,612           40,917
   Prepaid income taxes                                                                    -            2,145
   Prepaid expenses and other current assets                                           3,928            3,787
                                                                                    --------         --------
Total current assets                                                                 138,709          142,880

Fixed assets, net                                                                     13,528           10,177

Notes receivable from management stockholders                                          1,951            2,287

Intangible assets, net                                                               220,346           63,198

Deferred financing costs, net                                                          5,671            6,642

Other assets                                                                           2,396            2,914
                                                                                    --------         --------
Total assets                                                                        $382,601         $228,098
                                                                                    ========         ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                 $  9,000         $ 14,237
   Revolving credit loan                                                                   -              725
   Income taxes payable                                                                2,251            7,151
   Earn-out obligations payable                                                      125,000           10,000
   Accrued expenses and other current liabilities                                     12,472           17,160
                                                                                    --------         --------
Total current liabilities                                                            148,723           49,273
                                                                                    --------         --------
12 1/2% Senior Notes due 2005                                                        125,000          125,000
Other long-term liabilities                                                           37,612            3,758
                                                                                    --------         --------
Total liabilities                                                                    311,335          178,031
                                                                                    --------         --------

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value, authorized 30,000,000 and 20,000,000 shares, respectively, 8,509,496 and 8,096,324 shares issued, respectively,
   and 7,640,696 and 7,445,324 shares outstanding, respectively                           85               81

   Capital in excess of par                                                           27,460           23,989

   Retained earnings                                                                  51,123           31,532

   Treasury stock, at cost, 868,800 shares and 651,000 shares, respectively           (7,402)          (5,535)
                                                                                    --------         --------
Total stockholders' equity                                                            71,266           50,067
                                                                                    --------         --------
Total liabilities and stockholders' equity                                          $382,601         $228,098
                                                                                    ========         ========


See accompanying notes.

                         McNaughton Apparel Group Inc.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                      Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                                                      --------------------             -----------------------
                                                                 August 5, 2000   July 31, 1999   August 5, 2000   July 31, 1999
                                                                 ---------------  -------------   --------------   -------------
                                                                            (In Thousands, Except Per Share Amounts)
Net sales                                                         $119,547         $92,856          $369,641         $283,447

Cost of goods sold                                                  84,384          67,757           265,021          214,393
                                                                  --------         -------          --------         --------

Gross profit                                                        35,163          25,099           104,620           69,054

Selling, general and administrative expenses                        16,556          14,977            51,151           45,787

Depreciation and amortization                                        2,680           1,323             6,572            3,359
                                                                  --------         -------          --------         --------

Income from operations                                              15,927           8,799            46,897           19,908

Other expense (income):
    Interest expense and amortization of deferred financing          4,732           4,384            14,025           13,670
    costs
    Interest income                                                    (63)            (99)             (333)            (246)
                                                                  --------         -------          --------         --------

Income before provision for income taxes                            11,258           4,514            33,205            6,484

Provision for income taxes                                           4,616           2,031            13,614            2,918
                                                                  --------         -------          --------         --------

Net income                                                        $  6,642         $ 2,483          $ 19,591         $  3,566
                                                                  ========         =======          ========         ========

Basic earnings per share:
Net income                                                        $   0.87         $  0.33          $   2.61         $   0.48
                                                                  ========         =======          ========         ========

Weighted average number of common shares                             7,592           7,434             7,498            7,427
                                                                  ========         =======          ========         ========

Diluted earnings per share:
Net income                                                        $   0.78         $  0.32          $   2.38         $   0.47
                                                                  ========         =======          ========         ========

Weighted average number of common shares assuming dilution           8,562           7,856             8,244            7,590
                                                                  ========         =======          ========         ========

See accompanying notes.

                         McNaughton Apparel Group Inc.
                Consolidated Statement of Stockholders' Equity for the Thirty-Nine Weeks Ended August 5, 2000
                                  (Unaudited)



                                              Common Stock       Capital
                                            ---------------     in Excess           Retained            Treasury
                                             Shares     Amount    of Par            Earnings             Stock               Total
                                            --------    ------    -------           --------            --------            --------
                                                                       (In Thousands)
Balance at November 6, 1999                    8,096       $81    $23,989            $31,532            $(5,535)            $50,067

Net income for the thirty-nine weeks
     ended August 5, 2000                          -         -          -             19,591                  -              19,591

Treasury stock acquired, 217,800
     shares, at cost                               -         -          -                  -             (1,867)             (1,867)

Issuance of 216,995 shares for Miss Erika
     earn-out obligation                         217         2      2,002                  -                  -               2,004

Exercise of 182,021 stock options                182         2      1,160                  -                  -               1,162

Tax benefit from exercise of stock
     options                                       -         -        222                  -                  -                 222

Issuance of 14,156 shares of common
     stock through the employee
     stock purchase plan                          14         -         87                  -                  -                  87
                                               -----    ------    -------           --------            -------             -------

Balance at August 5, 2000                      8,509       $85    $27,460            $51,123            $(7,402)            $71,266
                                               =====    ======    =======           ========            =======             =======



See accompanying notes.

                         McNaughton Apparel Group Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                           Thirty-Nine Weeks Ended
                                                                                    ------------------------------------

                                                                                      August 5, 2000     July 31, 1999
                                                                                    ------------------------------------
                                                                                              (In Thousands)

Net income                                                                              $ 19,591                  $ 3,566

Adjustments to reconcile net income to net cash provided by
     operating activities:
     Depreciation and amortization of fixed assets                                         1,879                    1,461
     Amortization of intangible assets and deferred financing costs                        5,926                    2,855

Changes in operating assets and liabilities:
     Due from factor                                                                       7,284                   27,857
     Inventory                                                                            (9,695)                     511
     Prepaid income taxes                                                                  2,145                   (1,061)
     Prepaid expenses and other current assets                                            (1,433)                    (134)
     Other assets                                                                            518                       36
     Accounts payable                                                                     (5,237)                  (6,722)
     Income taxes payable                                                                 (4,900)                   3,133
     Accrued expenses and other current liabilities                                       (4,688)                  (1,911)
     Other long-term liabilities                                                            (146)                     (46)
                                                                                        --------                  -------
Net cash provided by operating activities                                                 11,244                   29,545
                                                                                        --------                  -------

Investing activities
Repayment of notes receivable from management stockholders                                   336                      184
Additional purchase price to Miss Erika                                                   (9,546)                     (92)
Purchase of fixed assets                                                                  (5,231)                  (2,199)
                                                                                        --------                  -------
Net cash used for investing activities                                                   (14,441)                  (2,107)
                                                                                        --------                  -------

Financing activities
Purchase of treasury stock                                                                (1,867)                       -
Net repayments of revolving credit loans                                                    (725)                  (3,839)
Proceeds from issuance of common stock                                                     1,471                       62
Deferred financing costs                                                                    (260)                    (294)
                                                                                        --------                  -------
Net cash used for financing activities                                                    (1,381)                  (4,071)
                                                                                        --------                  -------

Increase (decrease) in cash and cash equivalents                                          (4,578)                  23,367
Cash and cash equivalents at beginning of period                                          13,842                      205
                                                                                        --------                  -------
Cash and cash equivalents at end of period                                              $  9,264                  $23,572
                                                                                        ========                  =======

Supplemental disclosures
     Income taxes paid                                                                  $ 15,439                  $   557
     Interest paid                                                                      $ 16,936                  $15,991




See accompanying notes.

                         McNaughton Apparel Group Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1.    Summary of Significant Accounting Policies

Organization and Principles of Consolidation

Basis of Presentation

     The accompanying unaudited consolidated financial statements of McNaughton Apparel Group Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation of the Company's financial position at August 5, 2000 and the results of operations for the thirteen and thirty-nine weeks ended August 5, 2000 and July 31, 1999 and cash flows for the thirty-nine weeks ended August 5, 2000 and July 31, 1999 have been included. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen and thirty-nine weeks ended August 5, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending November 4, 2000.

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

Intangible Assets

     Goodwill, trademarks and tradenames resulting from the acquisitions of Miss Erika, Inc. ("Miss Erika"), Jeri-Jo Knitwear, Inc. and Jamie Scott, Inc. (collectively, "Jeri-Jo") are being amortized by the straight-line method over twenty years. The Miss Erika and Jeri-Jo earn-out payments are being treated as additional goodwill and amortized over the remainder of the twenty year period following the original dates of acquisition.

     Intangible contract rights acquired in connection with the agreement entered into on August 9, 1999 with Railroad Enterprises, Inc. and Cutting Edge Services, Inc., formerly Toni-Linda Productions, Inc. (the "Agreement"), have been amortized over the term of the management arrangement provided for in the Agreement. These intangible contract rights were recorded as current assets.

                         McNaughton Apparel Group Inc.
             Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

1.    Summary of Significant Accounting Policies (continued)

Earnings Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period and the effect of dilutive options outstanding during the period using the treasury stock method. For the thirteen and thirty-nine weeks ended August 5, 2000, the dilutive effect of options outstanding during the period using the treasury stock method was approximately 970,000 shares and 746,000 shares, respectively. For the thirteen and thirty-nine weeks ended July 31, 1999, the dilutive effect of options outstanding during the period using the treasury stock method was approximately 422,000 shares and 163,000 shares, respectively.

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

     On August 4, 1999, the Company retired, at a discount, 64.3% of the earn-out obligation payable to the sellers of Miss Erika for $10.0 million in cash. The portion of the earn-out obligation which was retired was owned by two investment funds and their affiliates who were interested in monetizing their portion of the contingent earn-out payment due to closure of the funds in which these investments were held. The early cash payment saved the Company approximately $10.0 million, net of consent fees of $1.2 million paid to senior noteholders under the indenture dated as of June 18, 1998 governing the Senior Notes (as amended, the "Indenture"), compared to what would have otherwise been due and payable in February 2000. The remaining earn-out obligation, representing 35.7%, continued to be governed by the original earn-out provisions described above. This remaining interest was held substantially by members of the current Miss Erika management team, none of whom desired to exercise the option of receiving a discounted early payment of the contingent earn-out. Miss Erika achieved Miss Erika EBITDA during fiscal 1998 and fiscal 1999 which resulted in the payment of additional consideration under the remaining interests of approximately $11.6 million. Payment was made in March 2000, approximately $9.6 million of which was paid in cash and approximately $2.0 million of which was paid in Common Stock by the issuance of 216,995 shares. The Company paid the cash portion of the remaining contingent consideration from internally generated funds and borrowings under the Company's revolving credit facility. All additional consideration paid for Miss Erika has been accounted for as additional purchase price and has been reflected in intangible assets.

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

Jeri-Jo (continued)
-------

paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition and (ii) the assumption of indebtedness of $10.9 million and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and its Common Stock in the event that certain earnings targets were achieved by Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. As originally agreed, the aggregate contingent payment payable by the Company was equal to the excess of (1) the sum of (A) five times Jeri-Jo's average earnings before interest expense, income taxes, depreciation and amortization, as defined in the Jeri-Jo purchase agreement ("Jeri-Jo EBITDA"), for the two years ending June 30, 2000, plus (B)
0.50 times any such average Jeri-Jo EBITDA between $17.0 million and $20.0 million, plus (C) one times any such average Jeri-Jo EBITDA over $20.0 million, over (2) $55.0 million. Such payment was to be made no later than August 29, 2000. The Jeri-Jo purchase agreement required that the Company pay at least 50% of the required contingent payment in cash and the Indenture limited this cash payment to 75% of the total contingent payment. The number of shares of Common Stock issuable in partial payment of the Jeri-Jo contingent payment was to be determined based upon the average closing prices of the Company's Common Stock as reported on the NASDAQ Stock Market for the twenty trading days preceding August 24, 2000. The Company had partially secured its obligation to pay the cash portion of the contingent payment by delivery of a standby letter of credit in the face amount of $30.0 million, which letter of credit may be drawn upon, in whole or in part, in certain circumstances, including in the event of a default under the cash contingent payment obligation. The Company has granted "piggyback" registration rights in respect of the shares of Common Stock issued as part of the contingent payment , including in an underwritten offering.

     Jeri-Jo achieved Jeri-Jo EBITDA for the 24 month period ended June 30, 2000 which would have resulted in the payment of additional consideration of approximately $190.0 million. On August 3, 2000, the Company amended the Jeri-Jo purchase agreement to provide for the retirement of the earn-out obligation for an aggregate of $161.0 million, comprised of $125.0 million in cash, $10.0 million in three-year subordinated promissory notes of the Company (the "Jeri-Jo Notes") and 2.0 million shares of the Company's Common Stock, valued at $26.0 million. Such amendment required the Company to pay $95.0 million in cash by August 29, 2000 (the "Initial Cash Payment"), as well as the issuance of the Jeri-Jo Notes and 2.0 million shares of Common Stock. Subject to financing, the remaining $30.0 million in cash is to be paid on or before November 30, 2000 (the "Remaining Cash Payment"). If the Remaining Cash Payment is not made by November 30, 2000, in lieu thereof, the Company has agreed, at its option, to issue an additional $59.0 million of three-year subordinated promissory notes, issue additional shares of Common Stock and/or pay cash to Jeri-Jo by such date.

     The Company's unaudited financial statements at August 5, 2000 reflected an amended agreed upon Jeri-Jo earn-out payment of $161.0 million, of which $125.0 million was included in current liabilities relating to the cash portion of the earn-out payment, and $36.0 million was included in other long-term liabilities, relating to the portion of the earn-out payable in three-year subordinated promissory notes ($10.0 million) and Common Stock (2.0 million shares valued at $26.0 million). Of the $125.0 million included in current liabilities, $65.0 million of this amount was paid in cash on August 29, 2000 (see below), the balance is payable $30.0 million on October 2, 2000 (and is secured by the Company's pre-existing $30.0 million standby letter of credit) and $30.0 million on November 30, 2000. All additional consideration to be paid to Jeri-Jo has been accounted for as additional purchase price and has been reflected in intangible assets. If the Company does not make the Remaining Cash Payment by November 30, 2000, and, correspondingly, is required to make an additional payment of $59.0 million as described above, the amount of the Jeri-Jo earn-out to be recorded as additional purchase price in intangible assets would be $190.0 million plus or minus the product of (a) the closing share price on the date of payment less $13.00 per share and (b) 2.0 million shares. This would result in increased goodwill from the Jeri-Jo transaction.

     On August 29, 2000, the Jeri-Jo purchase agreement was further amended to provide that the Initial Cash Payment to be made on that date would be payable as follows: $65.0 million on August 29, 2000, and the remaining $30.0 million to be paid on or before October 2, 2000. The latter amount continues to be secured by the Company's $30.0 million standby letter of credit. On August 29, 2000, the Company paid the $65.0 million, as well as issued the 2.0 million shares of its Common Stock and issued the Jeri-Jo Notes, totaling $36 million that had been included in other long-term liabilities. Accordingly, this $36.0 million of other long-term liabilities as of August 5, 2000 has since been recorded as $26.0 million of Common Stock and capital in excess of par and $10.0 million of long-term debt. The Company funded the cash portion of this payment from internally generated funds and borrowings under the Company's revolving credit facility. See Note 7.

     Pursuant to the employment agreements with certain executive officers of Jeri-Jo entered into at the time of the Jeri-Jo acquisition, bonus stock options were granted on August 11, 2000 relating to the 12 months ended June 30, 2000, under the Jeri-Jo Stock Option Plan to purchase an aggregate of 1,160,000 shares of Common Stock of the Company at an exercise price of $15.38 per share, which was the fair market value of the Common Stock on the date of grant. These options have 10-year terms and were fully vested on the date of grant.

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

3.    Sales to Major Customers

     For the thirteen weeks ended August 5, 2000 and July 31, 1999, net sales made to three customers were approximately 16.2%, 13.0%, and 12.0%, and approximately 14.9%, 13.2% and 13.7%, respectively. For the thirty-nine weeks ended August 5, 2000 and July 31, 1999, net sales to three customers were approximately 17.0%, 13.2% and 12.0%, and approximately 19.6%, 12.8% and 12.3%, respectively.

4.    Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market.

Inventories consist of the following:

                                    August 5, 2000           November 6, 2000
                                    --------------           ----------------
                                                (In Thousands)


     Raw materials                       $   547                 $ 3,116
     Work in process                       2,960                   1,104
     Finished goods                       47,105                  36,697
                                         -------                 -------
                                         $50,612                 $40,917
                                         =======                 =======

5.    Intangible Assets

     Intangible assets consist of the following:

                                    August 5, 2000           November 6, 2000
                                    --------------           ----------------
                                                (In Thousands)

     Tradenames and trademarks          $ 17,585                 $17,591
     Goodwill                            209,475                  48,921
                                        --------                 -------
                                         227,060                  66,512
     Less:  accumulated amortization       6,714                   3,314
                                        --------                 -------
                                        $220,346                 $63,198
                                        ========                 =======

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

     As of August 5, 2000, the fair market value of the Company's Common Stock pledged by the management stockholders as security for the loans was approximately $9.9 million, and the aggregate principal balance of all loans to management stockholders was $1,951,083, which reflects the required principal payments of $1,048,917 resulting from sales of Common Stock by management stockholders.

7.    Financing Arrangements

     Concurrent with the closing of the Jeri-Jo acquisition on June 18, 1998, the Company and its subsidiaries entered into a $175.0 million secured revolving credit and letter of credit facility with a bank lending group (as amended, the "Current Credit Agreement"). The facility is used to finance ongoing working capital requirements of the Company and its subsidiaries. The Current Credit Agreement is a three-year secured revolving credit and letter of credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins below the prime rate at Bank of America, N.A. or in excess of LIBOR rates. Presently, the interest rate under the Current Credit Agreement is 125 basis points below the prime rate (based upon the current prime rate, the interest rate under the Current Credit Agreement is 8.25% per annum). Available credit under the Current Credit Agreement is as follows: revolving credit advances not to exceed $60.0 million to $100.0 million (depending on the fiscal month of the Company), documentary letters of credit not to exceed $130.0 million ("Documentary LCs"), standby letters of credit not to exceed $15.0 million ("Standby LCs"), and a $30.0 million standby letter of credit to partially secure the Company's cash contingent payment obligation in connection with the Jeri-Jo acquisition. Aggregate Documentary LCs and Standby LCs may not exceed $130.0

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

million. Under the

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

7.    Financing Arrangements (continued)

Current Credit Agreement, the aggregate credit available to the Company is equal to the lesser of (i) $175.0 million or (ii) the sum of 85% of eligible accounts receivable and 60% of eligible inventory, plus an overadvance amount ranging from zero to $30.0 million depending on the fiscal month of the Company and the time in such fiscal month. The Company and its subsidiaries cross guarantee all obligations under the Current Credit Agreement and have granted a lien on substantially all of their respective assets to secure the obligations under the Current Credit Agreement. The weighted average interest rates on the revolving credit facility were 7.3% and 8.0% for fiscal 1999 and the first nine months of fiscal 2000, respectively. The Company continues to factor accounts receivable pursuant to nonrecourse factoring arrangements.

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

     On June 18, 1998, the Company also issued the $125.0 million of Senior Notes due 2005 pursuant to the Indenture. The proceeds of the Senior Notes were used to finance the Jeri-Jo acquisition and to refinance then existing indebtedness of the Company and Jeri-Jo. The Company's obligations under the Senior Notes are unsecured and are guaranteed by all of the Company's subsidiaries. The Indenture contains a number of restrictive covenants, including covenants which limit the incurrence of liens and indebtedness (including a limit on the amount of indebtedness for money borrowed), limit transactions with affiliates, sales of assets, investments and other restricted payments. On August 3, 1999, the Company executed the First Supplemental Indenture, which amended the Indenture to provide for, among other matters, the early extinguishment of a portion of the outstanding earn-out obligation payable to certain of the sellers of Miss Erika and to restrict the amount of cash (75% of total contractual earn-out) that may be paid with respect to the Company's earn-out obligation incurred in connection with its acquisition of Jeri-Jo.

     At August 5, 2000 under the Current Credit Agreement, the Company had no borrowings and letters of credit outstanding of $113.6 million. The Company had total available credit of $45.4 million under the Current Credit Agreement as of that date pursuant to the borrowing base formula set forth therein, including cash and cash equivalents. At July 31, 1999, the Company had no borrowings under the Current Credit Agreement and letters of credit outstanding of $92.7 million. After giving effect to the Jeri-Jo earn-out payment on August 29, 2000, on that date, the Company had revolving credit advances of $57.0 million, letters of credit outstanding of $102.8 million (including the pre-existing $30.0 million standby letter of credit securing a portion of the Jeri-Jo earn-out) and available credit of approximately $2.3 million, including cash and cash equivalents. The Company's available credit under the Current Credit Agreement fluctuates based upon a number of seasonal factors.

     The Current Credit Agreement expires on June 18, 2001 and the Company is currently negotiating an extension to and an increase in this facility, which it expects to finalize by the end of November 2000.

     Long-term debt at August 5, 2000 and July 31, 1999 consisted of $125.0 million 12 1/2% Senior Notes due June 1, 2005. The Senior Notes mature in full on June 1, 2005. There are no required principal payments prior to the maturity date. In addition, at August 5, 2000, the Company had approximately $37.6 million of other long-term liabilities which included $36.0 million of the $161.0 million payable as the Jeri-Jo earn-out payment. On August 29, 2000, the Company paid the $36.0 million by issuing 2.0 million shares of its Common Stock (valued at $26.0 million) and issuing its three-year $10.0 million subordinated promissory note. Accordingly, this $36.0 million of other long-term liabilities as of August 5, 2000 has since been recorded as $26.0 million of Common Stock and capital in excess of par and $10.0 million of long-term debt. These subordinated promissory notes bear interest on the same basis and at the same rate as the Company's revolving credit borrowings. See Note 2.

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

8.    Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consist of the following:

                                             August 5,           November 6,
                                               2000                   1999
                                             --------------------------------
                                                     (In Thousands)


      Interest on $125.0 million 12 1/2%
        Senior Notes                           $ 2,605              $ 6,837
      Contractual bonuses payable                3,019                2,706
      Payable to Railroad and Cutting
        Edge in connection with the Agreement      100                1,967
      Reserve for litigation                     1,161                  932
      Profit sharing contribution payable          602                  879
      Other accrued expenses and current
        liabilities                              4,985                3,839
                                               -------              -------
                                               $12,472              $17,160
                                               =======              =======

9.    Stock Repurchase

     The Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $11.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. As of August 5, 2000, the Company has purchased a total of 868,800 shares at an aggregate cost of approximately $7.4 million. The Company's Current Credit Agreement and the Indenture limit the amounts which may be expended on stock purchases.

10.   Legal Proceedings

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect on the Company's business, financial condition, results of operations and cash flow. At August 5, 2000, the Company had a reserve for litigation and other matters of approximately $1.2 million in connection with ongoing claims.

11.   Shareholder Rights Plan

     On January 19, 1996, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan") in which shareholders of record on February 8, 1996 received a dividend distribution of one common share purchase right for each outstanding share of the Common Stock held. Each right entitles the holder to purchase Common Stock at an initial exercise price of $32.00.

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

11.   Shareholder Rights Plan (continued)

     The rights are redeemable by the Company's Board of Directors at a price of $0.01 per right at any time prior to the acquisition by a person or group of beneficial ownership of 20% or more of the Company's Common Stock.

     If a person or group beneficially acquires 20% or more of the Company's outstanding Common Stock, each right will entitle the holder to purchase, at the right's exercise price, a number of shares of the Company's Common Stock having a market value at that time of twice the right's exercise price. If the Company is acquired in a merger or other business combination transaction, each right will entitle its holder to purchase, at the right's exercise price, a number of the acquiring company's common shares having a market value at that time of twice the right's exercise price.

     The Rights Plan was amended on August 2, 2000 to permit the issuances of the Company's Common Stock and options to purchase Common Stock in connection with the Agreement of Purchase and Sale dated April 15, 1998, as amended, by and among JJ Acquisition Corp., Jeri-Jo Knitwear Inc., Jamie Scott, Inc. and the Stockholders of Jamie Scott, Inc. and related employment agreements without triggering the exercisability of the rights under the Rights Plan.

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

     On June 18, 1998, the Company completed the acquisition of substantially all of the assets of Jeri-Jo and assumed substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. The purchase price paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition, (ii) the assumption of funded indebtedness of $10.9 million and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and Common Stock based upon certain earnings targets for Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. See Item 1, Note 2 and "Liquidity and Capital Resources".

     Concurrent with the closing of the Jeri-Jo acquisition, the Company entered into the Current Credit Agreement, a $175.0 million secured revolving credit and letter of credit facility with a bank lending group. The facility is used to finance ongoing working capital requirements of the Company and its subsidiaries.

     On June 18, 1998, the Company also issued $125.0 million of unsecured 12 1/2% Senior Notes due 2005. The terms and conditions of the Senior Notes are governed by the Indenture. The proceeds of the Senior Notes were used to finance the Jeri-Jo acquisition and to refinance then existing indebtedness of the Company and Jeri-Jo. The Company's obligations under the Senior Notes are guaranteed by all of the Company's subsidiaries.

     The Company's continuing focus on improving profitability also led the Company to undertake certain merchandising initiatives to improve gross profit and gross profit margins with respect to the Norton McNaughton product lines in fiscal 1999. The Company reduced the number of products (i.e., reduced the number of SKU's) offered in any particular collection of its Norton McNaughton product lines in an effort to minimize the number of unrelated items unsold by retailers at the end of a selling period and to reduce any related sales allowances. In addition, by taking advantage of product sourcing opportunities, the Company has been able to offer higher quality and more diverse products to retailers at lower price points in an effort to further enhance sales of Norton McNaughton products and to further reduce sales allowances. As a result of these initiatives, the revenue levels in its Norton McNaughton product lines decreased in fiscal 1999 from those recorded in fiscal 1998. However, the Company does not anticipate a further decrease in revenue levels in its Norton McNaughton product lines in fiscal 2000 as a consequence of those initiatives.

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

     The Company finalized the relocation of the warehousing and distribution operations for its Norton product lines to South Carolina in August 2000. Norton began receiving and shipping operations at this facility in May 2000. In August 1999, the Company and Norton entered into an agreement with Railroad, its distribution contractor, and Cutting Edge, its cutting contractor, which provided for the termination of its then existing long-term agreements therewith. Pursuant to the Agreement, Norton purchased certain assets of Railroad and Cutting Edge, including fixed assets, machinery and equipment at their facilities, and Railroad's and Cutting Edge's rights under their existing agreements with Norton. Railroad agreed to manage the assets Norton purchased and to continue performing Norton's receiving, warehousing and distribution services from Railroad's New Jersey facilities through August 11, 2000. See "Liquidity and Capital Resources".

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

     This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking information about the Company's anticipated operating results. The Company's ability to achieve its projected results is dependent on many factors which are outside of management's control. Some of the most significant factors would be an inability to extend the term of and increase the amount of credit available under its current revolving credit and letter of credit facility, a deterioration in retailing conditions for women's and juniors' apparel, an increase in price pressures and other competitive factors, any of which could result in an unanticipated decrease in gross profit margins, unanticipated problems arising with the integration of Miss Erika's and Jeri-Jo's businesses, unanticipated delays or other production problems associated with the foreign sourcing of inventory, the unanticipated loss of a major customer, the unanticipated loss of a major contractor or supplier, unanticipated problems arising out of Norton's relocation of its distribution function to South Carolina where the activities are now being performed "in-house", and weather conditions which could impact retail traffic and the Company's ability to ship on a timely basis. Accordingly, there can be no assurance that the Company will achieve its anticipated operating results.

Results of Operations
---------------------

  The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the periods indicated, selected operating data as a percentage of net sales:

                                           Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                           --------------------             -----------------------
                                       August 5, 2000   July 31, 1999     August 5, 2000     July 31,1999
                                       --------------   -------------     --------------     ------------
Net sales                                  100.0%          100.0%              100.0%          100.0%
Cost of goods sold                          70.6            73.0                71.7            75.6
                                           -----           -----               -----           -----
Gross profit                                29.4            27.0                28.3            24.4
Selling, general and administrative
 expenses                                   13.9            16.1                13.8            16.2
Depreciation and amortization                2.2             1.4                 1.8             1.2
                                           -----           -----               -----           -----
Income from operations                      13.3             9.5                12.7             7.0
Interest expense and amortization of
 deferred financing costs                    4.0             4.7                 3.8             4.8
Interest income                             (0.1)           (0.1)               (0.1)           (0.1)
                                           -----           -----               -----           -----
Income before provision for income
 taxes                                       9.4             4.9                 9.0             2.3
Provision for income taxes                   3.8             2.2                 3.7             1.0
                                           -----           -----               -----           -----
Net income                                   5.6%            2.7%                5.3%            1.3%
                                           =====           =====               =====           =====

Quarter Ended August 5, 2000 Compared to Quarter Ended July 31, 1999
--------------------------------------------------------------------

Net Sales

  Net sales were $119.5 million for the third quarter of fiscal 2000 compared to $92.9 million for the third quarter of fiscal 1999. The increase in net sales of $26.6 million, or 28.7%, was primarily attributable to an increase in net sales of $19.5 million in the Energie, Currants and Jamie Scott product lines, an increase of $3.3 million in the Erika product lines, and a net increase of $2.1 million in the Norton McNaughton and Norton Studio product lines.

Gross Profit

  Gross profit margin was 29.4% for the third quarter of fiscal 2000 compared to 27.0% for the third quarter of fiscal 1999. The increase in gross profit margin was attributable to the Energie, Currants and Jamie Scott product lines and resulted primarily from increases in initial markup.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses ("SG&A" expenses) were $16.6 million, or 13.9% of net sales, for the third quarter of fiscal 2000 as compared to $15.0 million, or 16.1% of net sales, for the third quarter of fiscal 1999. The increase in SG&A expense of $1.6 million was due primarily to overhead associated with Norton's South Carolina warehouse, including rent and salaries, which commenced operations during the second quarter of fiscal 2000, increases in advertising and merchandising expenses, increases in personnel costs resulting from salary increases and bonuses, as well as increases in headcount necessitated by an increase in the volume of products shipped and an increase in
variable distribution expense due to an increase in sales volume.   The decrease
in SG&A as a percentage of net sales was primarily attributable to the spreading of the fixed component of SG&A expenses over higher net sales in the third quarter of fiscal 2000.

Depreciation and Amortization

  Depreciation and amortization was $2.7 million for the third quarter of fiscal 2000 compared to $1.3 million for the third quarter of fiscal 1999. The increase of $1.4 million was primarily attributable to the amortization of goodwill associated with the Jeri-Jo earn-out payment, which was recorded at June 30, 2000, amortization of goodwill associated with the Miss Erika earn-out payment, payments of which were made in installments in August 1999 and March 2000 (although the accrual of this portion of the Miss Erika earn-out obligation was recorded in October 1999), and amortization of the intangibles resulting from the Agreement with Railroad and Cutting Edge entered into in August 1999.

Interest Expense

  Interest expense increased to $4.7 million in the third quarter of fiscal 2000 from $4.4 million in the third quarter of fiscal 1999. The increase of $300,000 was due primarily to slightly higher borrowings under the Current Credit Agreement during the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999, an increase in amortization of deferred financing costs resulting from fees incurred for amendments to the Indenture and Current Credit Agreement and higher letter of credit fees due to higher balances and activity during the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999.


Earnings Per Share Before Goodwill Amortization

  Earnings per share before goodwill amortization increased in the third quarter of fiscal 2000 to $0.88 per diluted share, from $0.34 per diluted share in the third quarter of fiscal 1999.

Thirty-Nine Weeks Ended August 5, 2000 Compared to Thirty-Nine Weeks Ended July
-------------------------------------------------------------------------------
31, 1999
--------

Net Sales

  Net sales were $369.6 million for the first nine months of fiscal 2000 compared to $283.4 million for the first nine months of fiscal 1999. The increase in net sales of $86.2 million, or 30.4%, was primarily attributable to an increase in net sales of $39.4 million in the Energie, Currants and Jamie Scott product lines, an increase of $26.8 million in the Erika product lines, and a net increase of $19.9 million in the Norton McNaughton and Norton Studio product lines.

Gross Profit

  The gross profit margin was 28.3% for the first nine months of fiscal 2000 compared to 24.4% for first nine months of fiscal 1999. The increase in gross profit margin was attributable to the Energie, Currants and Jamie Scott product lines and the Norton McNaughton product lines. The improvement in gross profit margin was primarily attributable to increases in initial markup and decreases in sales allowances.

Selling, General and Administrative Expenses

  SG&A expenses were $51.2 million, or 13.8% of net sales, in the first nine months of fiscal 2000 as compared to $45.8 million, or 16.2% of net sales, in the first nine months of fiscal 1999. The increase in SG&A expense of $5.4 million was due primarily to overhead associated with Norton's South Carolina warehouse, including rent and salaries, which commenced operations during the second quarter of fiscal 2000, increases in advertising and merchandising expenses, increases in personnel costs resulting from salary increases, bonuses and accruals for benefits, as well as increases in headcount necessitated by an increase in the volume of products shipped and an increase in variable distribution expense due to an increase in sales volume. These increases were offset in part by a decrease in professional fees, as well as a decrease in shipping rates caused by a change in rates under the agreement with an outside distribution contractor. The latter was offset by amortization of the intangible assets acquired in the agreement with such outside distribution contractor - see Depreciation and Amortization below. The decrease in SG&A as a percentage of net sales was primarily attributable to the spreading of the fixed component of SG&A expenses over higher net sales in the first nine months of fiscal 2000.

Depreciation and Amortization

  Depreciation and amortization was $6.6 million for the first nine months of fiscal 2000 compared to $3.4 million for the first nine months of fiscal 1999. The increase of $3.2 million was primarily attributable to the Miss Erika earn-out payment, payments of which were recorded in installments in August 1999 and March 2000 (although the accrual of this portion of the remaining Miss Erika earn-out obligation was recorded in October 1999), amortization of goodwill associated with the Jeri-Jo earn-out payment which was recorded at June 30, 2000 and amortization of the intangibles resulting from the Agreement with Railroad and Cutting Edge entered into in August 1999.

Interest Expense

  Interest expense increased to $14.0 million in the first nine months of fiscal 2000 from $13.7 million in the first nine months of fiscal 1999. The increase of $0.3 million was due primarily to an increase in amortization of deferred financing costs resulting from fees incurred for amendments to the Indenture and Current Credit Agreement and higher letter of credit fees due to higher balances and activity during the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999.

Earnings Per Share Before Goodwill Amortization

  Earnings per share before goodwill amortization increased in the first nine months of fiscal 2000 to $2.57 per diluted share, from $0.56 per diluted share in the first nine months of fiscal 1999.

Liquidity and Capital Resources
-------------------------------

  The Company is highly leveraged and significant additional earn-out payments will be required to be made by the Company in connection with the Jeri-Jo acquisition (total of $161.0 million of which $60.0 million remains unfunded). On August 5, 2000, the Company had $125.0 million of Senior Notes outstanding, no borrowings under the Current Credit Agreement, obligations under undrawn letters of credit in the aggregate face amount of approximately $83.6 million and a $30.0 million standby letter of credit securing the Company's obligation to pay a portion of the Jeri-Jo earn-out payment. As of August 5, 2000, the Company had total available credit of $45.4 million under the Current Credit Agreement pursuant to the borrowing base formula set forth therein, including cash and cash equivalents.

  After giving effect to the payment of a portion of the Jeri-Jo earn-out payment as described below, on August 29, 2000, the Company had revolving credit advances of $57.0 million, letters of credit outstanding of $102.8 million (including the pre-existing $30.0 million standby letter of credit securing a portion of the Jeri-Jo earn-out) and available credit of approximately $2.3 million including cash and cash equivalents.

  Jeri-Jo achieved Jeri-Jo EBITDA for the 24 month period ended June 30, 2000 which would have resulted in the payment of additional consideration of approximately $190.0 million. On August 3, 2000, the Company amended the Jeri-Jo purchase agreement to provide for the extinguishment of the earn-out obligation for an aggregate of $161.0 million, comprised of $125.0 million in cash, $10.0 million in three-year subordinated promissory notes of the Company (the "Jeri-Jo Notes") and 2.0 million shares of the Company's Common Stock, valued at $26.0 million. Such amendment required the Company to pay $95.0 million in cash by August 29, 2000 (the "Initial Cash Payment"), as well as the issuance of the Jeri-Jo Notes and 2.0 million shares of Common Stock. Subject to financing, the remaining $30.0 million in cash is to be paid on or before November 30, 2000 (the "Remaining Cash Payment"). If the Remaining
Cash Payment is not made by November 30, 2000, in lieu thereof, the Company has agreed, at its option, to issue an additional $59.0 million of the Company's three-year subordinated promissory notes, issue additional shares of Common Stock and/or pay cash to Jeri-Jo by such date. The issuance has resulted, of shares of Common Stock in partial payment of the Jeri-Jo contingent payment has resulted, and, if additional shares are issued, will result, in dilution to the existing stockholders of the Company. See Item 1, Note 2.

  The Company's unaudited financial statements at August 5, 2000 reflected an amended agreed upon Jeri-Jo earn-out payment of $161.0 million, of which $125.0 million was included in current liabilities relating to the cash portion of the earn-out payment, and $36.0 million was included in other long-term liabilities, relating to the portion of the earn-out payable in three-year subordinated promissory notes ($10.0 million) and Common Stock (2.0 million shares valued at $26.0 million). Of the $125.0 million included in current liabilities, $65.0 million of this amount was paid in cash on August 29, 2000 (see below), the balance is payable $30.0 million on October 2, 2000 (and is secured by the Company's pre-existing $30.0 million standby letter of credit) and $30.0 million on November 30, 2000. All additional consideration to be paid to Jeri-Jo has been accounted for as additional purchase price and has been reflected in intangible assets. If the Company does not make the Remaining Cash Payment by November 30, 2000, and, correspondingly, is required to make an additional payment of $59.0 million as described above, the amount of the Jeri-Jo earn-out to be recorded as additional purchase price in intangible assets would be $190.0 million plus or minus the product of (a) the closing share price on the date of payment less $13.00 per share and (b) 2.0 million shares. This would result in increased goodwill from the Jeri-Jo transaction. See Item 1, Note 7.

  On August 29, 2000, the Jeri-Jo purchase agreement was further amended to provide that the Initial Cash Payment to be made on that date would be payable as follows: $65.0 million on August 29, 2000 and the remaining $30.0 million to be paid on or before October 2, 2000. The latter amount continues to be secured by the Company's $30.0 million standby letter of credit. On August 29, 2000, the Company paid the $65.0 million, as well as issued the 2.0 million shares of its Common Stock and issued the Jeri-Jo Notes. The Company funded the cash portion of this payment from internally generated funds and borrowings under the Company's Current Credit Agreement.

  The Company is currently in negotiations with its lenders to extend the term of and increase the available credit under the Current Credit Agreement, which expires in June 2001. The increase in available credit is necessary to provide the Company with sufficient liquidity to fund the remainder of the Jeri-Jo earn-out payment, as well as meet the Company's operating needs. Based upon current and forecasted levels of operations, management believes that it will be successful in negotiating a new credit facility, which, coupled with cash flow from operations, will be adequate to meet the Company's liquidity requirements for the foreseeable future, including fiscal 2001. However, there can be no assurances that management will be successful in these efforts. In addition, the Company's ability to fund the remainder of the earn-out payment and to make scheduled payments of principal of, to pay the interest on, to increase availability of or to refinance, as needed, its indebtedness, and to fund working capital requirements and planned capital expenditures, will depend, in part, on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

  The Company's liquidity requirements arise from the funding of the Company's earn-out obligation pursuant to the acquisition of Jeri-Jo and, additionally, from the Company's working capital needs, primarily inventory and accounts receivable, interest on indebtedness and planned capital expenditures. The Company's borrowing requirements for working capital purposes are seasonal, with peak working capital needs generally arising at the end of the first fiscal quarter and extending through the second and third fiscal quarters. As the Company's business continues to expand, the Company's need for additional working capital will also increase. The Company's primary sources of working capital are cash flow from operations and advances under the Current Credit Agreement, which, as noted above, expires in June 2001 and is currently being renegotiated.

  The Company had negative working capital of approximately $10.0 million at August 5, 2000 as compared to working capital of $93.6 million at November 6, 1999. The decrease in working capital resulted primarily from the recordation of the Jeri-Jo earn-out payment of $161.0 million, of which $125.0 million was recorded as a current liability, and was partially offset by net income for the thirty-nine weeks ended August 5, 2000. Based upon current and forecasted levels of operations, management believes that working capital will be positive by the end of fiscal 2000.

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

  Concurrent with the closing of the Jeri-Jo acquisition on June 18, 1998, the Company entered into the Current Credit Agreement, a $175.0 million secured revolving credit and letter of credit facility with a bank lending group. The facility is used to finance ongoing working capital requirements of the Company and its subsidiaries. The Current Credit Agreement is a three-year secured revolving credit and letter of credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins below the prime rate at Bank of America, N.A. or in excess of LIBOR rates. Presently, the interest rate under the Current Credit Agreement is 125 basis points below the prime rate (based upon the current prime rate, the interest rate under the Current Credit Agreement is 8.25% per annum). Available credit under the Current Credit Agreement is as follows: revolving credit advances not to exceed $60.0 million to $100.0 million (depending on the fiscal month of the Company), Documentary LCs not to exceed $130.0 million, Standby LCs not to exceed $15.0 million, and a $30.0 million standby letter of credit to partially secure the Company's cash contingent payment obligation in connection with the Jeri-Jo acquisition. Aggregate Documentary LCs and Standby LCs may not exceed $130.0 million. Under the Current Credit Agreement, the aggregate credit available to the Company is equal to the lesser of (i) $175.0 million or (ii) the sum of 85% of eligible accounts receivable and 60% of eligible inventory, plus an overadvance amount ranging from zero to $30.0 million depending on the fiscal month of the Company and the time in such fiscal month. The Company and its subsidiaries cross guarantee all obligations under the Current Credit Agreement and have granted a lien on substantially all of their respective assets to secure the obligations under the Current Credit Agreement. The weighted average interest rates on the revolving credit facility were 7.3% and 8.0% for fiscal 1999 and the first nine months of fiscal 2000, respectively. The Company continues to factor accounts receivable pursuant to nonrecourse factoring arrangements. The Current Credit Agreement contains a number of restrictive covenants, including covenants which limit the incurrence of liens and indebtedness, limit transactions with affiliates, acquisitions, sales of assets, investments and other restricted payments, and require that the Company maintain certain fixed charge coverage, cash flow coverage and leverage ratios and meet specified minimum levels of working capital and net worth.

  On June 18, 1998, the Company also issued the Senior Notes due 2005. The proceeds of the Senior Notes were used to finance the Jeri-Jo acquisition and to refinance then existing indebtedness of the Company and Jeri-Jo. The Company's obligations under the Senior Notes are unsecured and are guaranteed by all of the Company's subsidiaries. The Indenture contains a number of restrictive covenants, including covenants which limit the incurrence of liens and indebtedness (including a limit on the amount of indebtedness for money borrowed), limit transactions with affiliates, sales of assets, investments and other restricted payments, as defined therein.

  In August 1999, the Company and Norton entered into an agreement with Railroad and Cutting Edge, pursuant to which, among other matters, contract disputes were settled, Norton purchased certain assets of Railroad and Cutting Edge, including fixed assets, machinery and equipment at their facilities, and Railroad's and Cutting Edge's rights under their existing agreements with Norton. The Purchase Price was $5.5 million, of which $100,000 remains payable on December 31, 2000, and $500,000 remains subject to the settlement of a dispute concerning the Company's obligations under a guaranty of Railroad's lease. The Agreement also provided for the termination of Norton's then existing long-term agreements with Railroad (distribution) and Cutting Edge (cutting). Railroad agreed to manage the assets Norton purchased and to continue performing all of Norton's receiving, warehousing and distribution services from Railroad's New Jersey facilities through August 11, 2000. Norton began receiving and shipping operations at its new warehouse and distribution facility in South Carolina in May 2000 and this facility was fully operational in August 2000.

  Based upon actual results of Miss Erika, the Company paid approximately $11.6 million in additional earn-out consideration to certain of the sellers of Miss Erika in March 2000, approximately $9.6 million of which was paid in cash and approximately $2.0 million of which was paid in shares of Common Stock of 216,995 shares.

  The Company's capital expenditures were approximately $5.2 million and $2.2 million in the first nine months of fiscal 2000 and the first nine months of fiscal 1999, respectively. The Company anticipates that in the remainder of fiscal 2000, it will incur capital expenditures of approximately $2.0 million to $2.5 million, primarily in connection with Norton's new warehouse and distribution facility in South Carolina, which includes an automated materials handling system, management information systems, including hardware and software, machinery and equipment and furniture and fixtures, and a new operating system for the Company which will address production, sales and order fulfillment functions. This operating system will first be implemented at Miss Erika during fiscal 2001, with anticipated implementation at Norton and Jeri-Jo during fiscal 2001 and fiscal 2002, respectively. The Company expects to finance these capital expenditures from internally generated funds and advances under the Current Credit Agreement.

  The Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $11.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. As of August 5, 2000, the Company has purchased a total of 868,800 shares at an aggregate cost of approximately $7.4 million. The Company's Current Credit Agreement and the Indenture limit the amounts which may be expended on stock purchases.

  The moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or profitability. Inflation is not expected to have a significant impact on the Company's business.

Seasonality
-----------

  The Company experiences its highest sales in the second quarter and, to a lesser extent, the fourth quarter of each fiscal year. This pattern results primarily from the timing of shipments for each season, although the timing of shipments can vary from quarter to quarter and season to season. Spring season merchandise is generally shipped in the Company's second fiscal quarter between February and April, and fall season merchandise is generally shipped in the Company's fourth fiscal quarter between August and October.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and weighted-average interest rates by expected maturity dates for the Company's debt obligations at August 5, 2000.

                                                                                 Fiscal Year
                                             ----------------------------------------------------------------------------------
                                             2000/(2)/     2001/(2)/    2002/(2)/    2003/(2)/    2004     Thereafter     Total
                                             ---------     --------     ---------    ---------    ----     ----------     -----
                                                                             (Dollars In Thousands)
Short-term debt:
   Revolving credit                                 $ -           -             -            -       -             -    $      -
   Prime rate less 125 basis points/(1)/           8.25%          -             -            -       -             -        8.25%

Long-term debt:
   $125 million Senior Notes                          -           -             -            -       -      $125,000    $125,000
   Interest rate                                   12.5%       12.5%         12.5%        12.5%   12.5%         12.5%       12.5%

______________________

(1)  Prior to April 1, 2000, the rate was prime rate less 100 basis points.

(2) Does not include $10.0 of three-year subordinated promissory notes of the Company issued on August 29, 2000 as partial payment of the Jeri-Jo earn-out payment. See Item 1, Notes 2 and 7 and Item 2, "Liquidity and Capital Resources". These subordinated promissory notes bear interest on the same basis and at the same rate as the Company's revolving credit borrowings.

Part II.  Other Information

Item 1.   Legal Proceedings


  The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect on the Company's business, financial condition, results of operations and cash flow.
At August 5, 2000, the Company had a reserve for litigation and other matters of approximately $1.2 million in connection with ongoing claims.

Item 6.   Exhibits and Reports on Form 8-K

Exhibit 3.1 Certificate of Second Amendment of Certificate of Incorporation of McNaughton Apparel Group Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 10-Q for the quarter ended February 5, 2000) .


Exhibit 3.2 Certificate of Amendment of Certificate of Incorporation of McNaughton Apparel Group Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 10-Q for the quarter ended January 30, 1999).

Exhibit 3.3 By-Laws of McNaughton Apparel Group Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 No. 33-74200).

Exhibit 10.1 Sixth Amendment, dated as of August 29, 2000 to the Amended and Restated Financing Agreement, dated as of June 18, 1998, as amended through the date hereof, by and among McNaughton Apparel Group Inc., formerly known as Norton McNaughton, Inc., Norton McNaughton of Squire, Inc., Miss Erika, Inc., Jeri-Jo Knitwear, Inc., formerly known as JJ Acquisition Corp., the lenders party thereto, Banc of America Commercial Corporation, as successor by merger to NationsBanc Commercial Corporation, as collateral agent for the Lenders, The CIT Group/Commercial Services, Inc., as administrative agent for the Lenders, and Fleet Bank NA, as documentation agent for the Lenders.

Exhibit 10.2 Amendment dated August 29, 2000 to the Agreement of Purchase and Sale dated as of April 15, 1998, as amended, by and among JJ Acquisition Corp. (now Jeri-Jo Knitwear, Inc.), Norton McNaughton, Inc. (now McNaughton Apparel Group Inc.), Jeri-Jo Knitwear, Inc. , Jamie Scott, Inc. and the Stockholders of Jamie Scott, Inc.

Exhibit 10.3 Lease Agreement dated July 21, 2000 between Gettinger Associates and Miss Erika, Inc. for a portion of the fourth floor of 1407 Broadway, New York, NY 10018.

Exhibit 10.4 First Amendment dated as of August 2, 2000 to Shareholder Rights Plan dated January 19, 1996 between McNaughton Apparel Group Inc. (formerly known as Norton McNaughton, Inc.) and American Stock Transfer & Trust Company.

Exhibit 10.5 Agreement dated as of May 1, 2000 by and between Norton McNaughton of Squire, Inc. and McNaughton Apparel Holdings Inc.

Exhibit 27     Financial Data Schedule (For SEC use only).

___________________

The Registrant filed no current reports on Form 8-K for the thirteen weeks ended August 5, 2000. The Registrant filed a current report on Form 8-K on August 15, 2000.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MCNAUGHTON APPAREL GROUP INC.
                                           (Registrant)
                                      By /s/ Amanda J. Bokman
                                         -------------------------------------
Date:  September 21, 2000             AMANDA J. BOKMAN
                                      Vice President, Chief Financial Officer,
                                      Secretary and Treasurer
                                      (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)