Form 10-K405
period 2000-11-04
MCNAUGHTON APPAREL GROUP INC
filed 2001-02-02
CIK 917692

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  ____________

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended November 4, 2000

                                      or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from ____ to ____

Commission file number 0-23440

                         MCNAUGHTON APPAREL GROUP INC.
                      (formerly Norton McNaughton, Inc.)
            (Exact name of registrant as specified in its charter)

                            Delaware                          13-3747173
                 -------------------------------          -------------------
                 (State or other jurisdiction of            (I.R.S. Employer
                 incorporation or organization)           Identification No.)

                        463 Seventh Avenue
                           New York, NY                          10018
                 -------------------------------          -------------------
               (Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code:  (212) 947-2960

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of January 30, 2001, was approximately $84,212,100.

As of January 30, 2001, there were 9,839,498 shares of the registrant's Common Stock outstanding.


                     Documents incorporated by reference:

Certain portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held March 12, 2001, which will be filed with the Commission subsequent to the date hereof pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this report.

                                    PART I

Item 1. Business

     McNaughton Apparel Group Inc. (the "Company") designs, sources, markets and distributes women's and juniors' moderately-priced separates and collections of career and casual clothing under such brand names as Norton McNaughton(R), Erika(R) and Energie(R) through its wholly-owned subsidiaries. The Company's primary design and merchandising strategies rely largely on interpretations of popular designer fashions, avoiding fashion-forward designs that are subject to rapidly changing trends. The Company's products are sold nationwide in over 8,000 individual stores, operated by over 1,500 department stores, national chains, mass merchants, off-price retail chains and specialty retailers, including J.C. Penney, May Company, Federated, Sears, Kohl's and T.J. Maxx. The Company contracts for the manufacture of all of its products, principally through an established network of foreign manufacturers and agents, thereby avoiding significant capital expenditures for manufacturing facilities and the costs of a large production work force.

     The Company's business is comprised of three groups of product offerings, Jeri-Jo Knitwear, Inc. ("Jeri-Jo"), Norton McNaughton of Squire, Inc. ("Norton") and Miss Erika, Inc. ("Miss Erika"); the Company acquired Miss Erika in September 1997 and Jeri-Jo in June 1998.

     . Jeri-Jo. Jeri-Jo designs, sources and distributes moderately-priced, updated sportswear, knitwear and casual wear for juniors and misses (ages 12 to 35), a category which the Company believes presents significant growth opportunities based upon the demographics and buying patterns of this segment. First introduced in 1975, Jeri-Jo's products are sold under its brand names Energie(R), Currants(R), Jamie Scott(R) and Polar 2000(R) and under private labels to national chains, department stores, off-price retail chains, and mass merchants.

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

Business Strategies

     The Company's business strategies are to focus on increasing sales and improving operating efficiencies in order to improve profitability. In order to implement these strategies, the Company is pursuing the following:

     Growth of Existing Brands. The Company's strategy to increase sales consists of increasing penetration through existing distribution channels and opening new accounts for existing and new products. In furtherance of this strategy, the Company has opened or further developed a number of new accounts. For example, in the past four years, the Company's Kohl's account has grown from less than 1% to approximately 9% of total net sales for fiscal 2000, making them the Company's fourth largest customer. Through merchandising and promotional strategies, including in-store shops, enhanced seasonal offerings and the launch of an advertising campaign, the Company continues to build brand awareness.

     Acquisitions which Diversify Product Lines and Distribution Channels. The Company has adopted a disciplined and proven acquisition strategy focused on acquiring businesses that meet the following criteria: (1) complementing and diversifying its product offerings, distribution channels and sourcing relationships, (2) gaining access to the talents of key management, merchandising, design and sourcing personnel, (3) achieving acquisition prices that yield an immediate accretion to earnings, and (4) realizing potential synergies resulting from improvements in finance, management information systems and other corporate overhead items, and consolidation and improvement in warehousing and shipping operations.

     Further Develop and Expand Global Sourcing Capabilities. The Company believes that developing the optimal number and geographic diversity of foreign contractors and agents will maximize production flexibility and minimize the risk of adverse consequences that could result from the termination or loss of a particular contractor or agent. The Company will continue to seek contractors and agents which provide the highest level of service and quality at the most economical prices.

     Continuing Focus on Operating Efficiencies and Cost Reduction. The Company will continue to focus on enhancing operating efficiencies and lowering costs. In connection with this focus, in fiscal 2000 the Company relocated Norton's warehousing and distribution activities from New Jersey to South Carolina, a lower-tax and lower-cost state, where it now performs these operations in-house. In addition, the Company believes that, over time, as a result of the consolidation of the operations of its three businesses, the Company will realize economies of scale associated with sourcing, manufacturing, marketing, distribution and administration.

Products

     The Company's clothing collections are moderately-priced and are designed for both career and casual women's and juniors' needs. All products are fabricated from natural and synthetic fibers and blends, and many are manufactured in petite and large sizes, in addition to misses. The introduction of different collections in each season is staggered to ensure that consumers are introduced frequently to fresh full-priced merchandise.

     The Company's Norton McNaughton(R) and Norton Studio(R) product lines are marketed primarily as collections of related separates of updated jackets, skirts, pants, shorts, blouses and knit products, which, while sold as separates, are coordinated as to styles, colors and fabrics and are designed to be merchandised and worn together. New collections of coordinated separates are introduced in six principal selling seasons--spring, summer, transition, fall, winter and holiday. Products sold under the Erika(R), Energie(R), Currants(R), Jamie Scott(R), Polar 2000(R) and D.P.S.(R) labels are marketed primarily as separates, and are introduced in four key selling seasons, namely, spring, transition, fall and holiday.

        The following table sets forth information concerning the Company's product lines:

  ----------------------------------------------------------------------------------------------------------------------------------
                                  Jeri-Jo                      Miss Erika                           Norton
  ----------------------------------------------------------------------------------------------------------------------------------
    Brands                          Energie(R)                     Erika(R)                     Norton McNaughton(R)
                                   Currants(R)                                                  Maggie McNaughton(R)
                                  Jamie Scott(R)                                            Norton McNaughton(R) Petite
                                  Polar 2000(R)                                                   Norton Studio(R)
                                                                                                     D.P.S.(R)
  ----------------------------------------------------------------------------------------------------------------------------------
    First Established    Energie(R), Currants(R) and Jamie          1968                  Norton McNaughton(R) product line: 1981
                           Scott(R) product lines: 1975                               Maggie McNaughton(R) and Norton McNaughton(R)
                           Polar 2000(R) product line:                                        Petite product lines: 1982
                                      1999                                                  D.P.S.(R) product line: 1995
                                                                                        Norton Studio(R) product line: 1996
  ----------------------------------------------------------------------------------------------------------------------------------
    Products                   Moderately priced              Moderately priced             Moderately priced women's
                                  sportswear,                  women's casual               career and casual related
                          knitwear and casual wear for            separates                         separates
                              juniors' and misses
  ----------------------------------------------------------------------------------------------------------------------------------
    Age Category                    12 to 35                      15 to 50                           25 to 55
  ----------------------------------------------------------------------------------------------------------------------------------
    Price Points                   $10 to $40                    $10 to $50                         $20 to $75
  ----------------------------------------------------------------------------------------------------------------------------------
    Distribution                National Chains                National Chains                   National Chains
    Channels                   Department Stores              Department Stores                 Department Stores
                            Off-Price Retail Chains        Off-Price Retail Chains             Mass Merchants
                                Mass Merchants                 Specialty Stores
  ----------------------------------------------------------------------------------------------------------------------------------

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

Norton McNaughton(R) and Maggie McNaughton(R)

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

D.P.S.(R)

     The D.P.S.(R) product line was introduced in 1995 and offers a line of moderately-priced weekend wear in misses, petite and large sizes. The line consists of casual separates, including jumpers, sport dresses, pants, shirts, skirts, shorts and jackets. The line is designed for the same target consumers as the Erika(R) product line and is sold to department stores, national chains and mass merchants.

Private label

     In addition to products sold under Norton's and Miss Erika's brand names, Norton and Miss Erika consult with retailers to develop product lines sold under private labels. Norton and Miss Erika coordinate with buyers to design and manufacture private label products in specified colors, fabrics and styles. These buyers may provide samples, select styles already offered by Norton or Miss Erika or, together with Norton's or Miss Erika's designers, create their own variations.

Customers

     The Company estimates that its products are sold nationwide in over 8,000 individual stores operated by over 1,500 department stores, national chains, mass merchants, off-price retail chains and specialty retailers. The following table sets forth approximate percentages of the Company's net sales to its three largest customers for fiscal 2000, fiscal 1999 and fiscal 1998.



         Name                           Fiscal   Fiscal    Fiscal
         ----
                                         2000     1999     1998/(3)/
                                         ----     ----     ---------
         J.C. Penney.................     15%      20%       17%
         May Company/(1)/............     14       14        16
         Federated/(2)/..............     13       14        15
                                         ---      ---       ---
            Total....................     42%      48%       48%
                                         ===      ===       ===

__________________
(1) Included in the May Company group are Hechts, Foley's, Robinsons-May, Kaufmann's, Filene's, Famous Barr and Meier & Frank.

(2) Included in the Federated group are Macy's, Rich's, Burdines, Bon Marche and Stern's.

(3)   Reflects the acquisition of Jeri-Jo on June 18, 1998.

Sales and Merchandising

    The Norton, Miss Erika and Jeri-Jo non-commissioned sales forces are located in their New York City showrooms. Members of the Company's senior management and senior management of its subsidiaries are also actively involved in marketing and selling efforts. The Company does not employ independent sales representatives and does not maintain any regional showrooms. The Company emphasizes the development of long-term customer relationships by consulting with retailers concerning the style and coordination of clothing purchased by the store, optimal delivery schedules, floor presentation, pricing and other merchandising considerations. Frequent communication between the Company's senior management and other sales personnel and their counterparts at various levels in the buying organizations of the Company's retailers is an important element of the marketing and sales efforts. These contacts often times allow the Company to monitor retail sales volume and to adjust product mix and pricing in an attempt to maximize sales at acceptable profit margins for both the Company and its retailers. The Company's marketing efforts attempt to build upon the success of prior selling seasons to encourage existing retailers to devote greater selling space to the Company's product lines, to penetrate different buying groups at large retailers, and to obtain additional retailers. As part of the Company's strategy to increase brand awareness, a print advertising campaign was launched for the Norton McNaughton(R) and Maggie McNaughton(R) product lines in Spring of 2000.

    Norton has implemented merchandising initiatives which it believes will help it achieve stronger sales to consumers with improved gross margin levels in its Norton McNaughton(R) product lines. By capitalizing on product sourcing opportunities, Norton has adopted a new pricing strategy emphasizing lower retail prices, and a new product strategy by offering narrower product assortments in its fashion groups. In addition, Norton is constructing "in-store shops" for certain of its brand name products in a select number of stores of its major retail customers. Norton has also implemented other initiatives such as the development of merchandising plans to assist retailers in marketing Norton's products, the redesign of product logos and labels, and the advertising campaign discussed above. Similarly, Miss Erika has implemented merchandising initiatives to broaden its product offerings to expand sales of its fall season merchandise. In addition, Miss Erika is considering the introduction of "in-store shops" into certain of its key customers in fiscal 2001.

Design

    The Company's design philosophy is to interpret popular designer fashions at moderate prices. Each of its design teams is responsible for the creation, development and coordination of product lines which mirror existing fashion trends in better women's apparel. In the case of Norton's related separates groups, the design team also seeks to enhance consumer appeal by combining functional fabrics in creative looks and color schemes to encourage the coordination of outfits, resulting in the purchase of more than one garment. Through the Company's design and marketing staff, it actively monitors the sales of its products to assess changes in consumer preferences, fashion trends and the marketplace at large.

    The design process begins with the development of fashion concepts, color schemes and fabric selections approximately six to twelve months before final designs are produced. Once color schemes, fabric selections and other concepts are developed, designs are finalized, fabric swatches and silhouettes are selected, and finally, samples are produced. Approximately 3 to 9 months prior to a product line's release, previews are held with the Company's major retailers to exchange ideas and to review colors, patterns, fabrics, styling and price points. These previews allow the Company to redesign and refocus the components of its collections before significant fabric and production commitments are made.

Sourcing and Manufacturing

    The Company contracts for the manufacture of all of its products. The Company believes that contract manufacturing allows it to maximize production flexibility, while avoiding significant capital expenditures for manufacturing facilities and the fixed costs of managing a large production work force.

    The Company sources all of its products abroad. The Company attributes the use of foreign production sources to lower manufacturing costs resulting in more competitive pricing, the availability of a skilled and well-equipped labor force, higher quality standards and changes in its product lines (e.g., toward more knitwear) as dictated by fashion trends, including the increase in casual dressing in the work place. While domestic contract manufacturing provides shorter lead times between order and delivery, the Company believes that this benefit is more than offset by the cost, diversity and quality considerations of overseas production. The Company mitigates the longer lead time necessary for foreign sourced production by early and timely attention to production planning.

    In fiscal 2000, the Company engaged the services of approximately 40 agents and 200 sewing and knitting contractors in Central America, Far East, Middle East and Europe. These contractors may in turn subcontract work to other sewing or knitting contractors. The Company does not have any long-term supply agreements with any of its agents or contractors.

    The Company contracts for the production of a significant portion of its merchandise through a network of independent agents located overseas. Although no long-term contractual obligations exist with any of these agents, in several cases, the Company has consistently ordered merchandise through them for over ten years. Although the agents facilitate the procurement process, the Company also maintains relationships with many factories. The Company also sources a large portion of its products directly with factories, primarily through import programs, largely in China. The total lead time for production in Far East, Middle East and European countries ranges from four to ten months. The Company believes that the number and geographical diversity of its agents and contractors minimize the risk of adverse consequences that would result from the termination of a particular agent or contractor and that replacements could be developed in a timely manner if necessary.

    The Company also sources a portion of its products in Central America, enabling it to take advantage of shorter lead times than Far and Mid East production due to proximity. This region may also enable the utilization of favorable "807" regulations, which provide that articles assembled abroad from United States components may be exempt from United States duties on the value of these components. Production in this location begins with on-site inspection of fabrics from mills, converters and other fabric suppliers. The production process for Central American sourcing takes approximately two to four months.

    The Company's quality control program monitors the manufacturing processes of its contractors in order to ensure that they meet its quality control standards. This includes the inspection of substantially all of its fabrics prior to their being placed into production, as well as on-site inspections of work in process and finished goods during the production process. Quality control procedures may be performed by the Company's quality control personnel or its agents. In addition, finished goods are inspected upon receipt into its warehouses.

Distribution

    Finished goods are received into four distribution centers located in New Jersey (Miss Erika and Jeri-Jo) and a distribution center located in South Carolina (Norton), where incoming merchandise undergoes quality assurance procedures and is stored by style number and color. Shipments are made to retailers in quantities, at locations and in packaging as specified by retailers.

Management Information Systems

    The Company maintains and is continually upgrading its management information systems to control its purchasing, shipping, production and financial functions. The Company also maintains an Electronic Data Interchange program, which facilitates communications between the Company and the majority of its major retailers, and enables it to comply with retailers' specific requirements. This technology provides for the electronic exchange of purchase orders, invoices and advanced shipping notices. In addition, the Company bar codes all of its shipments and merchandise to allow retailers to track receipts and sales at store registers, monitor inventory levels and provide timely feedback.

    The Company operates separate management information systems for Norton, Miss Erika and Jeri-Jo, each of which address the purchasing, shipping and production functions in fully integrated applications. New systems developments in fiscal 2000 included the implementation of a warehouse management system and an automated materials handling system in Norton's new warehouse and distribution facility in South Carolina. The Company is implementing a new operating system which is anticipated to provide a corporate solution for production, sales and order fulfillment functions. This operating system will first be implemented at Miss Erika during mid-fiscal 2001, with anticipated implementation at Norton and Jeri-Jo during late fiscal 2001 and fiscal 2002, respectively.

Backlog

    At November 4, 2000, the Company had a total of approximately $237.1 million of unfilled customer orders compared to approximately $180.4 million at November 6, 1999. The increase was primarily due to an increase in spring bookings for Miss Erika and Norton products. These orders are generally scheduled for delivery within one to two months after confirmation. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the manufacturing and shipping of the products which, in many instances, depends on retailers' demands. Accordingly, a comparison of orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. There can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders.

Competition

    There is intense competition in the women's and juniors' apparel industry. The Company competes with numerous other manufacturers and distributors, many of which are larger and have substantially greater resources. The Company believes that it competes favorably on the basis of the style, quality and value of its products, production and sourcing strengths, and the long-term customer relationships which it has developed.

Employees

    The Company has approximately 540 full-time employees. None of its employees are subject to a collective bargaining agreement. The Company considers relations with its employees to be good.

Item 2.  Properties

The Company conducts its business from the following leased facilities:

                                                                                                       Approximate
                                                                                                        Number of
             Facility                         Location                Lease Expiration Date             Square Feet
------------------------------       ----------------------       ----------------------------      ------------------
   Executive, production and         463 Seventh Avenue               July 31, 2008                       40,000
     design offices                  9th and 10th Floors
                                     New York, NY

   Showrooms                         1407 Broadway                    April 30, 2003                      14,600
                                     New York, NY
                                     4th Floor

                                     26th Floor                       January 31, 2004                    11,600

                                     28th and 29th Floors             January 31, 2004                    12,100

   Administrative offices and        333 North Street                 December 31, 2007/(1)/             220,000
     finished goods warehouses       Teterboro, NJ

                                     301 Mayhill Street               September 26, 2001                  62,000
                                     Saddle Brook, NJ/(2)/

                                     80 Carter Drive                  June 30, 2003                       93,100
                                     Edison, NJ/(3)/

                                     1020 Northpointe                 January 30, 2015                   300,000
                                     Industrial Boulevard
                                     Goose Creek, SC/(4)/

   ____________
   (1) This lease has an early termination option on December 31, 2001 at a cost of $550,000 for which Miss Erika is fully reserved.

   (2) Miss Erika sublets this space.

   (3) This warehouse space is leased from a partnership of which certain partners are employees of Jeri-Jo. The lease has a five-year renewal option.

   (4) Norton commenced occupancy of this property in March 2000 and began warehousing and distribution activities there during the Company's third fiscal quarter of 2000.

   The Company believes that its existing facilities are well-maintained, in good operating condition and will be adequate for its operations for the foreseeable future.

Item 3.  Legal Proceedings

    The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material adverse effect on the Company's business, financial condition, results of operations and cash flow. At November 4, 2000, the Company had a reserve for litigation of approximately $200,000 in connection with ongoing claims. The decrease in the reserve from fiscal 1999 to fiscal 2000 resulted primarily from the settlement of litigation for $300,000 which had been reserved for approximately $900,000. See Notes 9 and 11 of the Company's consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's, $0.01 par value, common stock ("Common Stock") is traded on the NASDAQ Stock Market ("NASDAQ") under the symbol MAGI. The table below sets forth the high and low sales prices as reported by NASDAQ.


                          Fiscal 2000                    Fiscal 1999
                     --------------------            ------------------
                      High          Low               High         Low
                      ----          ---               ----         ---
1st quarter          $11.63        $ 6.50            $ 5.75       $2.25
2nd quarter          $ 9.75        $ 7.88            $ 6.13       $3.75
3rd quarter          $13.75        $ 8.00            $10.25       $5.13
4th quarter          $17.13        $10.50            $10.38       $7.25

    The closing sales price of the Company's Common Stock on January 24, 2001 was $13.25 per share.

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

    On January 24, 2001, there were approximately 137 record holders of the Company's Common Stock and, the Company estimates, approximately 1,000 beneficial holders of the Company's Common Stock.

Item 6.  Selected Financial Data

    The following selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                                 Fiscal Year Ended/(1)/
                                                  ----------------------------------------------------------------------------------
                                                  November 4,         November 6,      October 31,      November 1,      November 2,
                                                     2000                1999              1998             1997            1996
                                                     ----                ----              ----             ----            ----
                                                                      (In thousands, except per share amounts)
Income Statement Data:

Net sales                                          $506,289           $407,812         $344,604          $218,782          $220,823

Income (loss) from operations                        65,421             34,615           13,566            (5,773)/(3)/       4,781

Income (loss) before extraordinary item              26,881              8,531              448            (4,705)/(3)/       1,524

Net income (loss)                                    26,881              8,531             (713)/(2)/      (4,705)/(3)/       1,524

Basic Earnings Per Share:

Income (loss) before extraordinary item            $   3.39           $   1.15         $   0.06          $  (0.63)/(3)/    $   0.20
                                                   ========           ========         ========          ========          ========

Net income (loss)                                  $   3.39           $   1.15         $  (0.10)/(2)/    $  (0.63)/(3)/    $   0.20
                                                   ========           ========         ========          ========          ========

Weighted average number of common shares
outstanding                                           7,924              7,432            7,413             7,488             7,767
                                                   ========           ========         ========          ========          ========
Diluted Earnings Per Share:

Income (loss) before extraordinary item            $   3.05           $   1.11         $   0.06          $  (0.63)/(3)/    $   0.20
                                                   ========           ========         ========          ========          ========

Net income (loss)                                  $   3.05           $   1.11         $  (0.10)/(2)/    $  (0.63)/(3)/    $   0.20
                                                   ========           ========         ========          ========          ========

Weighted average number of common shares
outstanding assuming dilution                         8,802              7,708            7,432             7,488             7,781
                                                   ========           ========         ========          ========          ========
Balance Sheet Data:

Working capital                                      33,193           $ 93,607         $103,984          $ 39,312          $ 40,057

Total assets                                        431,312            228,098          201,589           118,762            61,109

Long-term debt, excluding current portion           194,000            125,000          125,000            12,000                 -

Stockholders' equity                                105,479             50,067           41,470            42,163            48,286


(Footnotes on following page)

___________________
(1) The Company operates on a 52 or 53-week fiscal year. The Company's fiscal year ends on October 31, if such date falls on a Saturday, or the first Saturday following October 31. Data for the fiscal year ended November 1, 1997 reflects the acquisition of Miss Erika on September 30, 1997. Data for the fiscal year ended October 31, 1998 reflects the acquisition of Jeri-Jo on June 18, 1998. Data for all fiscal years shown include the results of operations for 52 weeks, except the fiscal year ended November 6, 1999, which was a 53-week fiscal year.

(2) Reflects net loss after extraordinary item of approximately $1.2 million, or $0.16 per share. As a result of the repayment of long-term indebtedness in June 1998, the Company wrote off the remaining unamortized balance of deferred financing costs of approximately $2.0 million. This write-off was reflected as an extraordinary item, net of tax of $840,000, in the consolidated statement of operations for the fiscal year ended October 31, 1998.

(3) Loss from operations for fiscal year 1997 includes special charges of approximately $9.4 million. On an after-tax basis, such special charges aggregated $5.5 million, or $0.73 per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company's strategy is to build a portfolio of complementary apparel brands, while at the same time increasing sales and improving profitability. In connection with that strategy, the Company completed the Miss Erika (fiscal
1997) and Jeri-Jo (fiscal 1998) acquisitions. See "Acquisitions" below.

     The Company's continuing focus on improving profitability also led it to undertake certain merchandising initiatives to improve gross profit and gross profit margins with respect to the Norton product lines in fiscal 1999. The Company reduced the number of products (i.e., reduced the number of SKUs) offered in any particular collection of its Norton product lines in an effort to minimize the number of unrelated items unsold by retailers at the end of a selling period and to reduce any related sales allowances. In addition, by taking advantage of product sourcing opportunities, the Company has been able to offer higher quality and more diverse products to retailers at lower price points in an effort to further enhance sales of its Norton products and to further reduce sales allowances. As a result of these initiatives, the revenue levels in its Norton product lines decreased in fiscal 1999 from those recorded in fiscal 1998. However, the Company experienced an increase in revenue levels in its Norton product lines in fiscal 2000.

     The Company continually monitors the success, in terms of sales, profitability and customer acceptance, of its product lines. In the event that one or more of its product lines does not meet its expectations, the Company will discontinue their production. The Company also continually explores cost savings opportunities in an attempt to reduce overhead and improve operating income.

     In August 2000, the Company finalized the relocation to South Carolina of the warehousing and distribution operations for its Norton product lines which will enhance its operating efficiencies and lower costs. Norton began receiving and shipping operations at this facility in May 2000. In August 1999, the Company entered into an agreement with Railroad Enterprises, Inc. ("Railroad"), previously Norton's distribution contractor, and Cutting Edge Services, Inc. (formerly Toni-Linda Productions, Inc., "Cutting Edge"), previously Norton's cutting contractor, which provided for the termination of a lawsuit brought against the Company by these contractors and the termination of Norton's then existing long-term agreements with these contractors. Under that agreement, Norton purchased certain assets of Railroad and Cutting Edge, including fixed assets, machinery and equipment at their facilities, and Railroad's and Cutting Edge's rights under their existing agreements with Norton. Railroad agreed to manage the assets the Company purchased and to perform Norton's receiving, warehousing and distribution services from Railroad's New Jersey facilities through August 11, 2000.

     As is the norm in the apparel industry, the Company engages in promotional activity with its customers which affects its sales, gross profit and gross profit margins. Accordingly, the Company's sales, gross profit and gross profit margins vary from quarter to quarter and year to year. In addition, the Company generally ships its products in accordance with normal apparel industry shipping cycles. This may result in shipments to customers occurring before or after a particular fiscal quarter end, which affects both fiscal quarter to quarter comparisons and quarter to quarter results during a fiscal year. Correspondingly, sales, gross profit and gross profit margins may be affected by the timing of shipping cycles or the delivery of finished goods.

     The Company contracts for the manufacture of all of its products and all of its products are produced overseas. Contract manufacturing allows the Company to avoid significant capital expenditures for manufacturing facilities and the fixed costs of maintaining a large production work force. Foreign contract manufacturing allows the Company to take advantage of lower manufacturing costs, which allows the Company to reduce prices to its customers. The Company believes that foreign sourcing for moderately priced merchandise also allows the Company to avail itself of a well-equipped and skilled labor force, which allows the Company to produce a higher quality, better-valued product for its customers. The Company mitigates the longer lead time necessary for foreign sourced fabrics and manufacturing by early and timely attention to production planning.

Acquisitions

     On September 30, 1997, the Company completed the acquisition of substantially all the assets and the assumption of substantially all the liabilities of Miss Erika, a privately-held manufacturer of women's moderately priced apparel. The purchase price of Miss Erika consisted of $24.0 million in cash paid at the closing, the assumption of $2.5 million of indebtedness and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and/or Common Stock in the event that certain earnings targets were achieved by Miss Erika for the two fiscal years ended November 6, 1999. On August 4, 1999, the Company retired, at a discount, 64.3% of the earn-out obligation payable to the sellers of Miss Erika for $10.0 million in cash. The remaining earn-out obligation of approximately $11.6 million, representing 35.7%, was paid in March 2000, approximately $9.6 million of which was paid in cash and approximately $2.0 million of which was paid in 216,995 shares of Common Stock. No additional earn-out payments are payable in connection with the Miss Erika acquisition. The additional consideration paid for Miss Erika was accounted for as additional purchase price and reflected in intangible assets.

     On June 18, 1998, the Company completed the acquisition of substantially all of the assets and the assumption of substantially all the liabilities of Jeri-Jo, a privately-held apparel importer of moderately priced juniors' and misses' updated sportswear. The purchase price paid in the Jeri-Jo acquisition was: (1) $55.0 million in cash at the closing of the acquisition; (2) the assumption of funded indebtedness of $10.9 million; and (3) certain other contractual obligations. In addition, the Company agreed to pay an additional earn-out payment based upon certain earnings targets for Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. This earn-out payment totaled $190.0 million and has been paid in full by the payment of $95.0 million in cash, the issuance of the Company's $69.0 million three-year subordinated promissory notes and the issuance of 2.0 million shares of Common Stock (valued at $13.00 per share). The issuance of shares of Common Stock in partial payment of the Jeri-Jo earn-out payment has resulted in dilution to the Company's stockholders. The additional consideration paid for Jeri-Jo was accounted for as additional purchase price and reflected in intangible assets.

Seasonality

     The Company experiences its highest sales in the second quarter and, to a lesser extent, the fourth quarter of each fiscal year. This pattern results primarily from the timing of shipments for each season, although the timing of shipments can vary from quarter to quarter and season to season. Spring season merchandise is generally shipped in the second fiscal quarter between February and April, and fall season merchandise is generally shipped in the fourth fiscal quarter between August and October.



     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Annual Report on Form 10-K, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking information about the Company's anticipated operating results. The Company undertakes no obligation to correct or update any forward-looking information, whether as a result of new information, future events or otherwise. The Company's ability to achieve its projected results is dependent on many factors, which are outside of management's control. Some of the most significant factors would be a deterioration in retailing conditions for women's and juniors' apparel, including as a result of any continued slowdown in the U.S. economy, an increase in price pressures and other competitive factors, any of which could result in an unanticipated decrease in gross profit margins, unanticipated problems arising with the integration of Miss Erika's and Jeri-Jo's businesses, the unanticipated loss of a major customer, contractor or supplier, unanticipated problems arising out of Norton McNaughton of Squire's relocation of its distribution function to South Carolina where the activities are being performed "in-house", increases in interest rates, and weather conditions which could impact retail traffic and the Company's ability to ship on a timely basis. Accordingly, there can be no assurance that the Company will achieve its anticipated operating results.

Results of Operations

      The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere herein. The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the periods indicated, selected operating data as a percentage of net sales.

                                                                                     Fiscal Year
                                                                       ----------------------------------------
                                                                          2000           1999         1998/(1)/
                                                                          ----           ----         --------
Net sales                                                                 100.0%         100.0%         100.0%
Cost of goods sold                                                         71.6           74.5           79.4
                                                                        -------        -------        -------
Gross profit                                                               28.4           25.5           20.6
Selling, general and administrative expenses                               13.3           15.7           16.0
Depreciation and amortization                                               2.2            1.3            0.7
                                                                        -------        -------        -------
Income from operations                                                     12.9            8.5            3.9
Interest expense and amortization of deferred
     financing costs                                                        4.0            4.6            3.5
Other income, net                                                          (0.1)          (0.1)          (0.1)
                                                                        -------        -------        -------
Income before provision for income taxes and
     extraordinary item                                                     9.0            4.0            0.5
Provision for income taxes                                                  3.7            1.9            0.4
                                                                        -------        -------        -------

Income before extraordinary item                                            5.3            2.1            0.1
Extraordinary item, net of tax                                                -              -           (0.3)
                                                                        -------        -------        -------

Net income (loss)                                                           5.3%           2.1%          (0.2)%
                                                                        =======        =======        =======

____________________
(1)  Includes Jeri-Jo from June 18, 1998.

Fiscal Year Ended November 4, 2000 Compared to Fiscal Year Ended November 6,
1999

Net Sales

     Net sales were $506.3 million for fiscal 2000 compared to $407.8 million for fiscal 1999. The increase in net sales of $98.5 million, or 24.1%, was primarily attributable to an increase of $39.1 million in the Erika product lines, an increase in net sales of $38.8 million in the Energie, Currants and Jamie Scott product lines, and a net increase of $23.8 million in the Norton McNaughton and Norton Studio product lines. These increases were offset in part by a decrease in net sales in the DPS product line of $3.2 million.

Gross Profit

     The gross profit margin was 28.4% for fiscal 2000 compared to 25.5% for fiscal 1999. The increase in gross profit margin was attributable to increases in initial markup and decreases in sales allowances in the Norton McNaughton product lines, as well as fewer closeouts in the Energie, Currants and Jamie Scott product lines.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A" expenses) were $67.5 million, or 13.3% of net sales, in fiscal 2000 as compared to $64.1 million, or 15.7% of net sales, in fiscal 1999. The increase in SG&A expenses of $3.4 million was due primarily to overhead associated with Norton's South Carolina warehouse, including rent and salaries, which commenced operations during the second quarter of fiscal 2000, increases in personnel costs resulting from increases in headcount necessitated by an increase in the volume of products shipped, as well as salary increases and contractual and other bonuses, increases in advertising and merchandising expenses, and an increase in variable distribution expense due to an increase in sales volume. These increases were offset in part by a decrease in expenses caused by the absence of asset write-offs experienced in fiscal 1999 and a decrease in professional fees. The decrease in SG&A as a percentage of net sales was primarily attributable to the spreading of the fixed component of SG&A expenses over higher net sales in fiscal 2000.

Depreciation and Amortization

     Depreciation and amortization was $10.9 million for fiscal 2000 compared to $5.3 million for fiscal 1999. The increase of $5.6 million was primarily attributable to amortization of goodwill resulting from the Jeri-Jo earn-out payment, which was recorded in June 2000, and the Miss Erika earn-out payment, which resulted in an increase of about $4.0 million in the aggregate, amortization of the intangibles resulting from the asset purchase agreement with Norton's former shipping and cutting contractors entered into in August 1999 and the write-off of fixed assets acquired in connection with such agreement.

Operating Income

     Operating income for fiscal 2000 was $65.4 million as compared to $34.6 million for fiscal 1999. The increase in fiscal 2000 operating income of approximately $30.8 million resulted primarily from the increase in net sales, the improvement in gross profit margins and the decrease in SG&A expenses as a percentage of net sales discussed above.


Interest Expense

      Interest expense increased to $20.2 million in fiscal 2000 from $18.7 million in fiscal 1999. The increase of $1.5 million was due primarily to higher borrowings resulting from the payment of the cash portion of the Jeri-Jo earn-out, higher amortization of deferred financing costs resulting from amendments to the Company's prior credit agreement and the Indenture (the "Indenture") governing the Company's Senior Notes due 2005 (the "Senior Notes") and accrued interest on the cash portion of the Jeri-Jo earn-out that was deferred, as well as interest on the subordinated promissory notes issued in partial payment of the Jeri-Jo earn-out.

Income Taxes

      The provision for income taxes in fiscal 2000 included an additional provision of approximately $500,000 for audit exposures.

Cash Earnings Per Share

      Cash earnings, or earnings before goodwill amortization, increased in fiscal 2000 to $3.42 per diluted share, from $1.21 per diluted share in fiscal 1999.

Fiscal 1999 Compared to Fiscal 1998

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

Selling, General and Administrative Expenses

      SG&A expenses were $64.1 million, or 15.7% of net sales in fiscal 1999, compared to $55.0 million, or 16.0% of net sales, in fiscal 1998. The increase in these expenses of $9.1 million resulted primarily from the incremental expenses of $7.4 million from the Energie, Currants and Jamie Scott product lines following the acquisition of Jeri-Jo on June 18, 1998. In addition, $2.8 million of this increase was due to an increase in personnel expenses resulting primarily from additions to headcount in the production and shipping areas as a result of increased sales volume in the Erika product lines, the non-recurrence of certain significant bad debt recoveries experienced in fiscal 1998, an increase in outside shipping services, an increase in contractual bonus expense, the write-off of certain assets and an increase in professional fees resulting from litigation. These increases were offset in part by a decrease in expenses of approximately $1.0 million with respect to Norton's shipping and cutting contractors and a decrease in shipping rates under an agreement with a shipping contractor. The decrease in SG&A expenses as a percentage of net sales resulted primarily from the spreading of the fixed component of these expenses over higher net sales in fiscal 1999.

Depreciation and Amortization

      Depreciation and amortization was $5.3 million in fiscal 1999 compared to $2.4 million in fiscal 1998. The increase was primarily due to the amortization of goodwill resulting from the Jeri-Jo acquisition, Miss Erika's early discounted earn-out payment, which increased goodwill, and the amortization of intangible assets acquired in connection with the asset purchase agreement with Norton's former shipping and cutting contractors.

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

Income Taxes

      The provision for income taxes in fiscal 1999 included an additional provision of approximately $400,000 for audit exposures. The provision for income taxes in fiscal 1998 included an additional provision of $600,000 in connection with the resolution of certain Federal income tax audits covering fiscal years 1991 through 1996 and the corresponding impact on state and local taxes.

Cash Earnings Per Share

      Cash earnings, or earnings before goodwill amortization, increased in fiscal 1999 to $1.21 per diluted share, from a loss per diluted share of $0.04 in fiscal 1998.

Liquidity and Capital Resources

      The Company is highly leveraged. On November 4, 2000, the Company had $125.0 million of Senior Notes outstanding, $65.8 million outstanding under the then existing credit agreement and letters of credit outstanding in the aggregate face amount of approximately $100.8 million. As of November 4, 2000, the Company had total available credit of approximately $16.1 million under its credit agreement (pursuant to the borrowing base formula set forth in that agreement), including an overadvance facility, cash and cash equivalents.

      The Company's liquidity requirements arise from (i) working capital needs, primarily inventory and accounts receivable, and the payment of interest on indebtedness and (ii) planned capital expenditures. The Company's borrowing requirements for working capital purposes are seasonal, with peak working capital needs generally arising at the end of the first fiscal quarter and extending through the second and third fiscal quarters. As the Company's business expands, the need for additional working capital will also increase. The Company's primary sources of working capital are cash flow from operations and advances under its senior secured credit agreement.

      The Company had working capital of approximately $33.2 million at November 4, 2000 as compared to working capital of approximately $93.6 million at November 6, 1999. The decrease in working capital resulted primarily from the payment and accrual of the cash portion of the Jeri-Jo earn-out payment which totaled $95.0 million (this amount has subsequently been paid in full, see "Acquisitions" above) and capital expenditures of $6.4 million, as offset by net income for fiscal 2000.

      The Company's capital expenditures were approximately $6.4 million and $4.0 million in fiscal 2000 and fiscal 1999, respectively. The Company anticipates that it will incur capital expenditures of approximately $5.0 million to $6.0 million in fiscal 2001. The capital expenditures during fiscal 2000 resulted primarily in connection with Norton's new warehouse and distribution facility in South Carolina. Anticipated capital expenditures for fiscal 2001 relate primarily to new management information systems, which will address production, sales and order fulfillment functions. The new systems will first be implemented at Miss Erika during mid-fiscal 2001, with anticipated implementation at Norton and Jeri-Jo during late fiscal 2001 and fiscal 2002, respectively. In addition, the Company is considering the possibility of a new warehouse and distribution facility for Miss Erika, including related expenditures for an automated materials handling system, machinery and equipment, and furniture and fixtures. If the Company decides to pursue the new facility for Miss Erika, it is anticipated that it would incur incremental capital expenditures of approximately $2.0 million to $3.0 million. The Company expects to finance its capital expenditures from internally generated funds and advances under its credit agreement.

      In June 1998, the Company issued the $125.0 million Senior Notes due 2005. The proceeds of the Senior Notes were used to finance the Jeri-Jo acquisition and to refinance a portion of the Company's then existing indebtedness and indebtedness of Jeri-Jo. The Company's obligations under the Senior Notes are unsecured and are guaranteed by all of the Company's subsidiaries. The Indenture governing the Senior Notes contains a number of restrictive covenants, including limitations on the incurrence of liens and indebtedness (including a limit on the amount of indebtedness for money borrowed), limit transactions with affiliates, sales of assets, investments and other restricted payments.

      In December 2000, the Company made the final payment under the Jeri-Jo earn-out obligation by issuing $59.0 million of its subordinated notes. The Company had previously issued $10.0 million of its subordinated notes in August 2000 as another partial payment of that obligation. The notes are subordinated to the Company's senior secured credit facility and Senior Notes, mature on November 30, 2003, bear interest at a floating rate for non-overadvance revolving credit borrowings under the credit agreement (currently 9.3% per annum), and require quarterly principal repayments following the repayment of overadvances under the credit agreement, subject to limits imposed by the credit agreement.

      On November 29, 2000, the Company entered into a $210.0 million senior secured credit facility with a bank group which replaced the then existing $175.0 million senior secured credit facility. This new credit facility provides for an increase to $225.0 million during its term and includes a $125.0 million sublimit for revolving credit borrowings, a sublimit for the issuance of standby and documentary letters of credit ranging from $120.0 million to $135.0 million and, initially, a $35.0 million sublimit for overadvances (that is, revolving credit borrowings in excess of the borrowing base formula set forth in the new credit facility). On January 17, 2001, the facility was increased to $220.0 million. Under the new credit facility, the aggregate credit available to the

Company equals the lesser of (a) $220.0 million (which may increase to $225.0 million during the term) and (b) the sum of 85% of eligible accounts receivable and 60% of eligible inventory, plus an overadvance amount ranging from zero to $35.0 million depending on the fiscal month and the time in that fiscal month. In addition, the new credit facility (1) has a three year maturity, (2) bears interest, at the Company's option, at fluctuating interest rates based upon various margins in excess of LIBOR or the prime rate of Bank of America N.A., depending on the level of the leverage ratio (the interest rates payable under the new credit facility are higher than those payable under the previous credit facility), (3) is secured by substantially all of its assets and the assets of the Company's subsidiaries, and (4) contains a number of financial and other restrictive covenants, including covenants which limit incurrence of liens and indebtedness, limit transactions with affiliates, acquisitions, sales of assets, investments and other restricted payments, and requires the Company to maintain certain fixed charge coverage, cash flow coverage and leverage ratios and meet specified minimum levels of net worth.

      Based upon current and anticipated levels of operations, the Company believes that the new credit facility, coupled with cash flow from operations, will be adequate to meet liquidity requirements for the foreseeable future. The Company's ability to make scheduled payments of principal of, to pay the interest on, to increase availability of or to refinance, as needed, indebtedness, and to fund working capital requirements and planned capital expenditures, will depend, in part, on future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control.

      The Company sells its accounts receivable to a factor without recourse, up to a maximum established by the factor for each customer. Receivables sold in excess of these limitations are subject to recourse in the event of nonpayment by the customer. The factor receives a commission for all purchased accounts receivable based on the net amount of gross sales less sales discounts.

      The Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $11.5 million of its common stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. To date, the Company has purchased a total of 868,800 shares at an aggregate cost of approximately $7.4 million. The Company's ability to repurchase shares of common stock is restricted by the Indenture and the Company's senior secured credit agreement.

      The moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or profitability. Inflation is not expected to have a significant impact on its business.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

      The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and weighted-average interest rates by expected maturity dates.

                                                                                 Fiscal Year
                                            ----------------------------------------------------------------------------------------
                                                       2001        2002        2003        2004         2005          Total
                                                       ----        ----        ----        ----         ----          -----
                                                                             (Dollars In Thousands)
Short-term debt:
   Revolving credit advances                           $65,820           -           -           -             -       $ 65,820
   LIBOR plus 300 basis points on LIBOR
   borrowings and prime plus 175 basis points
   on prime-based borrowings/(1)/                          9.9%          -           -           -             -            9.9%

Long-term debt:
    Senior notes                                             -           -           -           -      $125,000       $125,000
    Fixed interest rate                                  12.50%      12.50%      12.50%      12.50%        12.50%         12.50%

   Subordinated promissory notes/(2)/                        -           -     $69,000           -             -       $ 69,000
   Floating rate on non-overadvance revolving
   credit advances/(1)/                                   9.30%       9.30%       9.30%          -             -           9.30%

___________________
      (1)Prior to November 29, 2000, the rate was prime less 125 basis points.

      (2)$59.0 million of these subordinated promissory notes were issued on December 1, 2000.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not Applicable.

Item 10. Directors and Executive Officers of the Registrant

      Information which is called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to its 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 2001 Proxy Statement").

Item 11. Executive Compensation

      Information called for by this Item 11 is incorporated by reference to the information set forth under the headings "Executive Compensation", "Compensation of Directors" and "Employment Agreements" in the Company's 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information called for by this Item 12 is incorporated by reference to the information set forth under the heading "Information Concerning Certain Stockholders" in the Company's 2001 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

      Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Election of Directors" and "Certain Relationships and Related Transactions" in the Company's 2001 Proxy Statement.

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    The following documents are filed as part of this report:

1. and 2. See "Index to Consolidated Financial Statements, Financial Statement Schedule and Supplementary Data" on page F-1.

3. The Exhibits required to be filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index on page E-1. Exhibits 10.1, 10.1(a), 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, 10.9(a) and 10.9(b), 10.10,
       10.10(a), 10.10(b), 10.10(c) and 10.10(d), 10.11, 10.12 and 10.12(a),
       10.38, 10.39, 10.40, 10.41 and 10.42 are the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-K.

(b) The Registrant filed three Current Reports on Form 8-K during the thirteen-weeks ended November 4, 2000. The Registrant filed two Current Reports on Form 8-K subsequent to November 4, 2000.

                         McNaughton Apparel Group Inc.
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

     2.2(d) Amendment, dates as of August 3, 2000, to Purchase and Sale Agreement dated as of April 15, 1998, as amended, by and among JJ Acquisition Corp. (now Jeri-Jo Knitwear, Inc., Norton McNaughton, Inc. (now McNaughton Apparel Group Inc.), Jeri-Jo Knitwear, Inc., Jamie Scott, Inc. and the Stockholders of Jamie Scott, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed August 23, 2000).

     2.2(e) Amendment dated August 29, 2000 to the Agreement of Purchase and Sale dated as of April 15, 1998, as amended, by and among JJ Acquisition Corp. (now Jeri-Jo Knitwear, Inc.), Norton McNaughton, Inc. (now McNaughton Apparel Group Inc.), Jeri-Jo Knitwear, Inc., Jamie Scott, Inc. and the Stockholders of Jamie Scott, Inc. (incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended August 5,
                 2000).

     2.2(f) Amendment dated September 28, 2000, of Purchase and Sale Agreement dated as of April 15, 1998, as amended, by and among JJ Acquisition Corp. (now Jeri-Jo Knitwear, Inc.), Norton McNaughton, Inc. (now McNaughton Apparel Group Inc.), Jeri-Jo Knitwear, Inc., Jamie Scott, Inc. and the stockholders of Jamie Scott, Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed October 6,
                 2000).

     2.2(g) Subordinated Promissory Note of McNaughton Apparel Group Inc. made as of December 1, 2000 in favor of Leonard Schneider for the original principal amount of $23,600.000 (incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed December 13, 2000).

     2.2(h) Subordinated Promissory Note of McNaughton Apparel Group Inc. made as of December 1, 2000 in favor of Susan Schneider for the original principal amount of $14,160,000 (incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed December 13, 2000).

     2.2(i) Subordinated Promissory Note of McNaughton Apparel Group Inc. made as of December 1, 2000 in favor of Leslie Schneider for the original principal amount of $14,160.000 (incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed December 13, 2000).

     2.2(j) Subordinated Promissory Note of McNaughton Apparel Group Inc. made as of December 1, 2000 in favor of Scott Schneider for the

                         McNaughton Apparel Group Inc.
                           Exhibit Index (continued)


Exhibit No.      Description
-----------      -----------

                 original principal amount of $7,080,000 (incorporated herein by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed December 13, 2000).

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

     3.1(b) Certificate of Amendment of Certificate of Incorporation of McNaughton Apparel Group Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 10-Q for the quarter ended January 30, 1999).

     3.1(c) Certificate of Second Amendment of Certificate of Incorporation of McNaughton Apparel Group Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 10-Q for the quarter ended February 5, 2000).

     3.2++++     By-Laws of the Company amended as of September 28, 2000.

     4.1*        Specimen form of Common Stock Certificate.

     4.2 Rights Agreement between Norton McNaughton, Inc. and American Stock Transfer and Trust Company dated as of January 19, 1996 (incorporated herein by reference to Exhibit 4.1 to Registrant's Current Report in Form 8-K filed January 26,
                 1996).

     4.2(a) First Amendment dated as of August 2, 2000 to Shareholder Rights Plan dated January 19, 1996 between McNaughton Apparel Group Inc. (formerly known as Norton McNaughton, Inc.) and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 10-Q for the quarter ended August 5, 2000).

     4.3 Indenture dated as of June 18, 1998 between Norton McNaughton, Inc., the Subsidiary Guarantors named therein and United States Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed July 2, 1998).

     4.3(a) First Supplemental Indenture dated as of August 3, 1999 by and between McNaughton Apparel Group Inc., a Delaware corporation formerly known as Norton McNaughton, Inc., Norton McNaughton of Squire, Inc., a New York corporation, Miss Erika, Inc., a Delaware corporation, Jeri-Jo Knitwear, Inc., a Delaware corporation formerly known as JJ Acquisition Corp., Norty's, Inc., a Delaware corporation, and United States Trust Company of New York, a New York banking corporation, as Trustee (incorporated herein by reference to the

                         McNaughton Apparel Group Inc.
                           Exhibit Index (continued)


Exhibit No.      Description
-----------      -----------

                 Exhibits to the Registrant's Current Report on Form 8-K filed August 12, 1999).

     4.3(b) Second Supplemental Indenture dated as of August 25, 1999 by and between McNaughton Apparel Group Inc., a Delaware corporation, formerly known as Norton McNaughton, Inc., Norton McNaughton of Squire, Inc., a New York corporation, Miss Erika, Inc., a Delaware corporation, Jeri-Jo Knitwear, Inc., a Delaware corporation, formerly known as JJ Acquisition Corp., Norty's, Inc., a Delaware corporation, and United States Trust Company of New York, a New York banking corporation, as Trustee (incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended July 31, 1999).

     4.4 Exchange and Registration Rights Agreement dated as of June 18, 1998 among Norton McNaughton, Inc., NatWest Capital Markets Limited and ING Baring (U.S.) Securities, Inc. (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed July 2, 1998).

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

     10.8 Amended and Restated Employment Agreement dated June 7, 1999, between Norton McNaughton of Squire, Inc. and Sanford Greenberg (incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 1999).

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

     10.10(b)/xx/ Amendment dated October 22, 1997 to the Employment Agreement dated November 4, 1993 between Norton McNaughton of Squire, Inc. and Amanda J. Bokman.

     10.10(c)+++  Amendment No. 2 dated as of September 10, 1999 to the
                  Employment Agreement dated November 4, 1993 between Norton McNaughton of Squire, Inc. and Amanda J. Bokman.

     10.10(d)++++ Letter Agreement dated November 20, 2000 amending the
                  Employment Agreement dated November 4, 1993 between Norton McNaughton of Squire, Inc. and Amanda J. Bokman.

     10.11 Amended and Restated Employment Agreement dated June 7, 1999, between Norton McNaughton of Squire, Inc. and Peter Boneparth (incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 1999).

     10.12++ Employment Agreement dated as of November 11, 1998 between Lynne F. Fish and Norton McNaughton of Squire, Inc.

     10.12(a)++++ Letter Agreement dated November 20, 2000 amending the
                  Employment Agreement dated November 11, 1998 between Lynne F. Fish and Norton McNaughton of Squire, Inc.

     10.13 Second Amended and Restated Financing Agreement dated as of November 29, 2000 among McNaughton Apparel Group Inc., its subsidiaries, Banc of America Commercial Corporation, The CIT Group/Commercial Services, Inc., Fleet Capital Corporation and the other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed December 13,
                  2000).

     10.13(a)++++ Joinder and Assignment Agreement dated as of January 17, 2001 to the Second Amended and Restated Financing Agreement dated as of November 29, 2000 by and among McNaughton Apparel Group Inc.,

                         McNaughton Apparel Group Inc.
                           Exhibit Index (continued)


Exhibit No.       Description
-----------       -----------

                  its subsidiaries, GMAC Commercial Credit LLC, as successor to Banc of America Commercial Corporation, The CIT
                  Group/Commercial Services, Inc., Fleet Capital Corporation and the other financial institutions from time to time party thereto.

     10.14/x/ Factoring Agreement entered into between Miss Erika, Inc. and NationsBanc Commercial Corporation dated September 25, 1997.

     10.14(a)++++ Amendment dated November 29, 2000 to the Factoring Agreement entered into between Miss Erika, Inc. and NationsBanc Commercial Corporation dated September 25, 1997.

     10.15/x/ Amended and Restated Factoring Agreement entered into between Norton McNaughton of Squire, Inc. and NationsBanc Commercial Corporation dated September 25, 1997.

     10.15(a)++++ Amendment dated November 29, 2000 to the Amended and Restated
                  Factoring Agreement entered into between Norton McNaughton of Squire, Inc. and NationsBanc Commercial Corporation dated September 25, 1997.

     10.16++++    Non-Notification Factoring Agreement entered into between
                  Jeri-Jo Knitwear, Inc. and NationsBanc Commercial Corporation dated June 18, 1998.

     10.16(a)++++ Amendment dated November 29, 2000 to the Non-Notification
                  Factoring Agreement entered into between Jeri-Jo Knitwear, Inc. and NationsBanc Commercial Corporation dated June 18, 1998.

     10.17* Pledge Agreement dated as of January 14, 1994 made by Sanford Greenberg in favor of Norton McNaughton of Squire, Inc.

     10.17(a)+++  First Amendment to Pledge Agreement dated July 15, 1994, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Sanford Greenberg in favor of Norton McNaughton of Squire, Inc.

     10.17(b) Second Amendment to Pledge Agreement dated March 27, 1995, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Sanford Greenberg in favor of Norton McNaughton of Squire, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

     10.18* Pledge Agreement dated as of January 14, 1994 made by Norton Sperling in favor of Norton McNaughton of Squire, Inc.

     10.18(a)+++  First Amendment to Pledge Agreement dated July 15, 1994, amending and supplementing the Pledge Agreement dated as of January 14, 1994 made by Norton Sperling in favor of Norton McNaughton of Squire, Inc.

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

     10.19* Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Sanford Greenberg dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $920,000.

     10.19(a)+++  Second Amended and Restated Non-Negotiable Limited Recourse
                  Promissory Note dated July 15, 1994, amending the Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Sanford Greenberg dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $920,000.

     10.19(b) Third Amended and Restated Non-Negotiable Limited Recourse Promissory Note dated March 27, 1995 amending the Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Sanford Greenberg dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $920,000 (incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 1995).

     10.20* Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Norton Sperling dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $920,000.

     10.20(a)+++  Second Amended and Restated Non-Negotiable Limited Recourse
                  Promissory Note dated July 15, 1994, amending the Amended and Restated Non-Negotiable Limited Recourse Promissory Note of Norton Sperling dated as of November 5, 1993 payable to Norton McNaughton of Squire, Inc. in the principal amount of $920,000.

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

     10.21* Form of Indemnification Agreement with Directors and Executive Officers.

     10.22* Agreement dated March 17, 1993 between Norton McNaughton of Squire, Inc. and Toni-Linda Productions, Inc., as amended December 15, 1993.

                         McNaughton Apparel Group Inc.
                           Exhibit Index (continued)


Exhibit No.       Description
-----------       -----------

     10.22(a)**** Amendment dated November 7, 1995 to Agreement dated March 17,
                  1993 between Norton McNaughton of Squire, Inc. and Toni-Linda Productions, Inc., now known as Cutting Edge Services, Inc.

     10.23* Sublease Agreement dated January 17, 1994 between Norton McNaughton of Squire, Inc. and Toni-Linda Productions, Inc.

     10.23(a)**** Amendment dated November 7, 1995 to Sublease Agreement dated
                  January 17, 1994 between Norton McNaughton of Squire, Inc. and Toni-Linda Productions, Inc., now known as Cutting Edge Services, Inc.

     10.24* Limited Guaranty dated December 30, 1993 made by Norton McNaughton of Squire, Inc. in favor of Braun Management, Inc.

     10.24(a)**** Amendment dated November 7, 1995 to Limited Guaranty dated
                  December 30, 1993 made by Norton McNaughton of Squire, Inc. in favor of Braun Management, Inc.

     10.25* Agreement dated January 7, 1993 between Norton McNaughton of Squire, Inc. and Railroad Enterprises, Inc.

     10.26 6.00% Promissory Note of Railroad Enterprises, Inc. dated May 1, 1996 payable to Norton McNaughton of Squire, Inc., in the principal amount of $300,000 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 4, 1996).

     10.27 Agreement dated as of July 5, 1999 by and among Norton McNaughton of Squire, Inc., a New York corporation, Railroad Enterprises, Inc., a New Jersey corporation, and Cutting Edge Services, Inc., a New Jersey corporation (incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K filed August 12, 1999).

     10.28 Agreement of lease dated May 14, 1999, between North Point Park, LLC and McNaughton Apparel Holdings Inc. (incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1,
                  1999).

     10.28(a) First Amendment, dated May 27, 1999, to Agreement of Lease dated May 14, 1999, between North Point Park, LLC and McNaughton Apparel Holdings Inc. (incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 1999).

     10.29 Agreement of Guaranty dated May 14, 1999, between North Point Park, LLC and McNaughton Apparel Group Inc. (incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1,
                  1999).

     10.30* Guaranty dated May 19, 1992 made by Norton McNaughton of Squire, Inc. in favor of 5 Empire Boulevard Associates.

                         McNaughton Apparel Group Inc.
                           Exhibit Index (continued)


Exhibit No.       Description
-----------       -----------

     10.31* Agreement dated February 1, 1993 between Norton McNaughton of Squire, Inc. and May Company.

     10.32* Lease Agreement dated December 7, 1993 between Gettinger Associates and Norton McNaughton of Squire, Inc.

     10.33* Lease Agreement dated October 4, 1991 between 1400 Broadway Associates and McNaughton Affiliates, Inc.

     10.34* Lease Agreement dated April 30, 1993 between The Arsenal Company and Norton McNaughton of Squire, Inc.

     10.35 Lease Agreement dated February 1, 1995 between Norton McNaughton of Squire, Inc. and The Arsenal Company (incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 3, 1995).

     10.35(a) Cancellation Agreement between The Arsenal Company, LLC and Norton McNaughton of Squire, Inc. dated April 30, 1997 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 3, 1997).

     10.36****    Split Dollar Agreement dated March 8, 1994 between Norton
                  McNaughton, Inc. and Northwestern Mutual Life Insurance
                  Company for Sanford Greenberg.

     10.37****    Split Dollar Agreement dated March 8, 1994 between Norton
                  McNaughton, Inc. and Northwestern Mutual Life Insurance
                  Company for Norton Sperling.

     10.38/xxx/   Employment Agreement dated August 29, 1997 between ME
                  Acquisition Corp. and Stuart Bregman.

     10.39/xxx/   Employment Agreement dated August 29, 1997 between ME
                  Acquisition Corp. and Howard Zwilling.

     10.40/xxx/   Employment Agreement dated August 29, 1997 between ME
                  Acquisition Corp. and Roberta Ciacci.

     10.41/xxx/   Employment Agreement dated August 29, 1997 between ME
                  Acquisition Corp. and Elizabeth Moser.

     10.42/xxx/   Employment Agreement dated August 29, 1997 between ME
                  Acquisition Corp. and Kenny Tse.

     10.43+ Agency Agreement dated October 9, 1997 between The Ozer Group LLC and Norty's, Inc.

     10.44+ Consulting Agreement dated November 7, 1997 between DJM Asset Management, Inc. and Norton McNaughton of Squire, Inc.

     10.45+ Lease Agreement dated December 16, 1993 between Gettinger Associates, LP and Miss Erika, Inc.

                         McNaughton Apparel Group Inc.
                           Exhibit Index (continued)


Exhibit No.        Description
-----------        -----------

     10.46+ Lease Agreement dated April 1, 1975 between Empire Carpet Corporation and Miss Erika, Inc.

     10.46(a)+     Amendment dated January 17, 1978 to Lease Agreement dated
                   April 1, 1975 between Empire Carpet Corporation and Miss
                   Erika, Inc.

     10.46(b)+     Second Amendment dated February 17, 1981 to Lease Agreement dated April 1, 1975 between Empire Carpet Corporation and
                   Miss Erika, Inc.

     10.46(c)+     Third Amendment dated March 5, 1982 to Lease Agreement dated
                   April 1, 1975 between Empire Carpet Corporation and Miss
                   Erika, Inc.

     10.46(d)+     Fourth Amendment dated August 15, 1983 to Lease Agreement
                   dated April 1, 1975 between Empire Carpet Corporation and
                   Miss Erika, Inc.

     10.46(e)+     Lease Modification and Extension Agreement dated January 24,
                   1985 between Teterboro Associates and Miss Erika, Inc. to
                   Lease Agreement dated April 1, 1975.

     10.46(f)+     Amendment to Lease dated August 8, 1985 to Lease Modification and Extension Agreement dated January 24, 1985 between
                   Teterboro Associates and Miss Erika, Inc.

     10.46(g)+     Second Lease Modification and Extension Agreement dated
                   December 18, 1986 to the Amended Lease Modification and
                   Extension Agreement dated August 8, 1985 between Teterboro
                   Associates and Miss Erika, Inc.

     10.46(h)+     Third Lease Modification and Extension Agreement dated
                   January 18, 1989 to the Amended Lease Modification and
                   Extension Agreement dated August 8, 1985 between Teterboro
                   Associates and Miss Erika, Inc.

     10.46(i)+     Fourth Lease Modification and Extension Agreement dated June,
                   1991 to the Amended Lease Modification and Extension
                   Agreement dated August 8, 1985 between Teterboro Associates and Miss Erika, Inc.

     10.46(j)+     Fifth Lease Modification and Extension Agreement dated May
                   30, 1995 to the Amended Lease Modification and Extension
                   Agreement dated August 8, 1985 between Teterboro Associates and Miss Erika, Inc.

     10.46(k)+     Sixth Lease Modification and Extension Agreement dated March
                   5, 1997 to the Amended Lease Modification and Extension
                   Agreement dated August 8, 1985 between Teterboro Associates and Miss Erika, Inc.

     10.47 Guaranty dated as of April 15, 1998 made by Norton McNaughton, Inc. in favor of Jeri-Jo Knitwear Inc., Jamie Scott, Inc., Susan Schneider, Leslie Schneider and Scott Schneider (incorporated herein by reference

                         McNaughton Apparel Group Inc.
                           Exhibit Index (continued)


Exhibit No.        Description
-----------        -----------

                   to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 22, 1998).

     10.48 Lease dated June 18, 1998 between 80 Carter Drive Associates and Jeri-Jo Knitwear, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 2, 1998).

     10.49 Guaranty of Lease dated June 18, 1998 by Norton McNaughton, Inc. in favor of 80 Carter Drive Associates (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 2, 1998).

     10.50 Lease dated June 1, 1998 by and between Gettinger Associates and Jeri-Jo Knitwear, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed August 6, 1998).

     10.51 Lease Agreement dated July 21, 2000 between Gettinger Associates and Miss Erika, Inc. for a portion of the fourth floor of 1407 Broadway, New York, NY 10018 (incorporated herein by reference to Exhibit 10.3 of the Registrant's Form 10-Q for the quarter ended August 5, 2000).

     10.52 Agreement dated as of May 1, 2000 by and between Norton McNaughton of Squire, Inc. and McNaughton Apparel Holdings Inc. (incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 10-Q for the quarter ended August 5, 2000).

     10.53 McNaughton Apparel Group Inc. Audit Committee Charter (incorporated herein by reference to Exhibit 10.1 of the Registrant's form 10-Q for the quarter ended May 6, 2000).

     10.54 Software License Agreement dated May 24, 2000 between Essentus International Inc. and McNaughton Apparel Group Inc. (incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended May 6, 2000).

     10.55++++     License Agreement made as of August 7, 2000 by and among
                   McNaughton Apparel Holdings Inc. and Norton McNaughton of
                   Squire, Inc.

     10.56++++     License Agreement made as of August 7, 2000 by and among
                   McNaughton Apparel Holdings Inc. and Miss Erika, Inc.

     10.57++++     License Agreement made as of August 7, 2000 by and among
                   McNaughton Apparel Holdings Inc. and Jeri-Jo Knitwear, Inc.

     21++++        List of Registrant's Subsidiaries.

     23++++        Consent of Ernst & Young LLP.

     27++++        Financial Data Schedule (For SEC use only).
--------------------------------------------------------------------------------

                          McNaughton Apparel Group Inc.
                            Exhibit Index (continued)

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

xxxx Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 No. 333-29195

+ Incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the period ended November 1, 1997.

++ Incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the period ended October 31, 1998.

+++ Incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the period ended November 6, 1999.

++++     Filed herewith.

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

Date:    February 2, 2001        MCNAUGHTON APPAREL GROUP INC.
                                        (Registrant)



                                 By:  /s/ Sanford Greenberg
                                    ---------------------------------
                                      Sanford Greenberg, Chairman of the Board
                                      and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 2, 2001.

         Signature                    Title

/s/ Sanford Greenberg                 Chairman of the Board and Director
----------------------------
(Sanford Greenberg)

/s/ Peter Boneparth                   Chief Executive Officer, President,
----------------------------          Chief Operating Officer and
(Peter Boneparth)                     Director

/s/ Amanda J. Bokman                  Vice President, Chief Financial Officer,
----------------------------          Secretary, Treasurer and Director
(Amanda J. Bokman)                    (principal financial and accounting
                                      officer)

/s/ Stuart Bregman                    Director
----------------------------
(Stuart Bregman)

/s/ Bradley P. Cost                   Director
----------------------------
(Bradley P. Cost)

/s/ Ben Mayo                          Director
----------------------------
(Ben Mayo)

/s/ Robert Siegel                     Director
----------------------------
(Robert Siegel)

                         MCNAUGHTON APPAREL GROUP INC.

     Index to Consolidated Financial Statements, Financial Statement Schedule and Supplementary Data

                                                                                                 Page
                                                                                                 ----
Financial Statements:

         Report of Independent Auditors                                                          F-2

         Consolidated Balance Sheets at November 4, 2000 and November 6, 1999                    F-3

         Consolidated Statements of Operations for Each of the Three Years
         in the Period Ended November 4, 2000                                                    F-4

         Consolidated Statements of Stockholders' Equity for Each of the
         Three Years in the Period Ended November 4, 2000                                        F-5

         Consolidated Statements of Cash Flows for Each of the Three Years
         in the Period Ended November 4, 2000                                                    F-6

         Notes to Consolidated Financial Statements                                              F-7


Financial Statement Schedule:

      II - "Valuation and Qualifying Accounts"                                                   F-22

Note: Schedules other than that referred to above have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

Supplementary Data:

         Quarterly Financial Data (Unaudited)                                                       F-23

                        Report of Independent Auditors

Board of Directors and Stockholders
McNaughton Apparel Group Inc.

We have audited the accompanying consolidated balance sheets of McNaughton Apparel Group Inc. and Subsidiaries (the "Company") as of November 4, 2000 and November 6, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 4, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at November 4, 2000 and November 6, 1999 and the consolidated results of their operations, changes in their stockholders' equity and their cash flows for each of the three years in the period ended November 4, 2000 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                                      ERNST & YOUNG LLP

New York, New York
January 8, 2001

                          McNaughton Apparel Group Inc.
                           Consolidated Balance Sheets


                                                                                            November 4,           November 6,
                                                                                               2000                  1999
                                                                                     ------------------------------------------
                                                                                                     (In Thousands)
Assets
Current assets:
   Cash and cash equivalents                                                            $      468               $  13,842
   Due from factor                                                                          99,695                  82,189
   Inventory                                                                                59,720                  40,917
   Income taxes receivable                                                                     163                   2,145
   Prepaid expenses and other current assets                                                 2,908                   3,787
                                                                                        ----------               ---------
   Total current assets                                                                    162,954                 142,880

   Fixed assets, net                                                                        13,416                  10,177

   Notes receivable from management stockholders                                             1,596                   2,287

   Intangible assets, net                                                                  246,425                  63,198

   Deferred financing costs                                                                  5,651                   6,642

   Other assets                                                                              1,270                   2,914
                                                                                        ----------               ---------

   Total assets                                                                         $  431,312               $ 228,098
                                                                                        ==========               =========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                     $   24,120               $  14,237
   Revolving credit loan                                                                    65,820                     725
   Income taxes payable                                                                      2,470                   7,151
   Earn-out obligations payable                                                             20,000                  10,000
   Accrued expenses and other current liabilities                                           17,351                  17,160
                                                                                        ----------               ---------
   Total current liabilities                                                               129,761                  49,273

   12 1/2% Senior Notes due 2005                                                           125,000                 125,000
   Earn-out obligations payable                                                             59,000                   2,000
   Subordinated promissory notes                                                            10,000                       -
   Other long-term liabilities                                                               2,072                   1,758
                                                                                        ----------               ---------
   Total liabilities                                                                       325,833                 178,031

   Commitments and contingencies

   Stockholders' equity:

   Common stock, $0.01 par value, authorized 30,000,000 shares and 20,000,000 shares, respectively, 10,628,256 and 8,096,324 shares issued,
   respectively, and 9,759,456 and 7,445,324 shares outstanding, respectively                  106                      81

   Capital in excess of par                                                                 54,362                  23,989

   Retained earnings                                                                        58,413                  31,532

   Treasury stock, at cost 868,800 and 651,000 shares, respectively                         (7,402)                 (5,535)
                                                                                        ----------               ---------

   Total stockholders' equity                                                              105,479                  50,067
                                                                                        ----------               ---------
   Total liabilities and stockholders' equity                                           $  431,312               $ 228,098
                                                                                        ==========               =========

See accompanying notes.

                          McNaughton Apparel Group Inc.
                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)

                                                                                                 Year Ended
                                                                            ------------------------------------------------------
                                                                                    November 4,       November 6,       October 31,
                                                                                       2000              1999              1998
                                                                            ------------------------------------------------------
Net sales                                                                           $  506,289        $  407,812        $  344,604

Cost of goods sold                                                                     362,483           303,769           273,703
                                                                                    -----------       ----------        ----------

Gross profit                                                                           143,806           104,043            70,901

Selling, general and administrative expenses                                            67,525            64,146            54,965

Depreciation and amortization                                                           10,860             5,282             2,370
                                                                                    ----------        ----------        ----------

Income from operations                                                                  65,421            34,615            13,566

Interest expense and amortization of deferred financing costs                           20,221            18,712            11,788

Other income, net                                                                         (361)             (364)             (165)
                                                                                    ----------        ----------        ----------

Income before provision for income taxes and extraordinary item                         45,561            16,267             1,943

Provision for income taxes                                                              18,680             7,736             1,495
                                                                                    ----------        ----------        ----------

Income before extraordinary item                                                        26,881             8,531               448

Extraordinary item, net of $840 tax benefit                                                  -                 -            (1,161)

                                                                                    ----------        ----------        ----------
Net income (loss)                                                                   $   26,881        $    8,531        $     (713)
                                                                                    ==========        ==========        ==========

Basic earnings per share:

Income before extraordinary item                                                    $     3.39        $     1.15        $     0.06

Extraordinary item, net                                                                      -                 -             (0.16)
                                                                                    ----------        ----------        ----------
Net income (loss)                                                                   $     3.39        $     1.15        $    (0.10)
                                                                                    ==========        ==========        ==========

Weighted average number of common shares outstanding                                     7,924             7,432             7,413
                                                                                    ==========        ==========        ==========

Diluted earnings per share:

Income before extraordinary item                                                    $     3.05        $     1.11        $     0.06

Extraordinary item, net                                                                      -                 -             (0.16)
                                                                                    ----------        ----------        ----------

Net income (loss)                                                                   $     3.05        $     1.11        $    (0.10)
                                                                                    ==========        ==========        ==========

Weighted average number of common shares outstanding assuming dilution                   8,802             7,708             7,432
                                                                                    ==========        ==========        ==========

See accompanying notes.

                         McNaughton Apparel Group Inc.
                Consolidated Statements of Stockholders' Equity
      Years Ended November 4, 2000, November 6, 1999 and October 31, 1998

                                                  Common Stock           Capital in         Retained       Treasury
                                                  ------------
                                               Shares      Amount       Excess of Par       Earnings         Stock         Total
                                            ------------------------------------------------------------------------------------
                                                                               (In Thousands)
Balance at November 1, 1997                       8,061    $ 81           $23,903          $ 23,714        $(5,535)      $ 42,163

     Net loss for the year                            -       -                 -              (713)             -           (713)

     Issuance of common stock through
     stock purchase plan                              4       -                20                 -              -             20
                                                -------    ----           -------          --------        -------       --------
Balance at October 31, 1998                       8,065      81            23,923            23,001         (5,535)        41,470

     Net income for the year                          -       -                 -             8,531              -          8,531

     Issuance of common stock through
     stock purchase plan                             30       -                62                 -              -             62

     Exercise of stock options                        1       -                 4                 -              -              4
                                                -------    ----           -------          --------        -------       --------
Balance at November 6, 1999                       8,096      81            23,989            31,532         (5,535)        50,067

     Net income for the year                          -       -                 -            26,881              -         26,881

     Treasury stock acquired, 217,800
     shares at cost                                   -       -                 -                 -         (1,867)        (1,867)

     Issuance of 216,995 shares for Miss
     Erika earn-out obligation                      217       2             2,002                 -              -          2,004

     Issuance of 2,000,000 shares for
     Jeri-Jo earn-out obligation                  2,000      20            25,980                 -              -         26,000

     Issuance of common stock through
     stock purchase plan                             14       -                87                 -              -             87

     Exercise of stock options                      301       3             1,832                 -              -          1,835

     Tax benefit from exercise of stock
     options                                          -       -               472                 -              -            472
                                                -------    ----           -------          --------        -------       --------
Balance at November 4, 2000                      10,628    $106           $54,362          $ 58,413        $(7,402)      $105,479
                                                =======    ====           =======          ========        =======       ========


See accompanying notes.

                         McNaughton Apparel Group Inc.
                     Consolidated Statements of Cash Flows
                                (In Thousands)

                                                                                                     Year Ended
                                                                               -----------------------------------------------------
                                                                                    November 4,       November 6,       October 31,
                                                                                       2000              1999              1998
                                                                               -----------------------------------------------------
Net income (loss)                                                                     $ 26,881         $  8,531          $   (713)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization of fixed assets                                            2,658            2,018             1,415
Write-off of fixed assets                                                                  504               32                 -
Amortization of intangible assets                                                        7,698            3,265               957
Amortization of deferred financing costs                                                 1,729            1,338               996

Changes in operating assets and liabilities:
   Due from factor                                                                     (17,506)           3,809            (9,671)
   Inventory                                                                           (18,803)           6,469               (11)
   Income taxes receivable                                                               1,982              377               679
   Prepaid expenses and other current assets                                              (415)          (2,514)            4,265
   Other assets                                                                          1,644             (158)           (1,938)
   Accounts payable                                                                      9,883           (1,695)              987
   Income taxes payable                                                                 (4,681)           7,151                 -
   Accrued expenses and other current liabilities                                          191            3,531             5,587
   Other long-term liabilities                                                             314               39                (1)
                                                                                      --------         --------          --------
Net cash provided by operating activities                                               12,079           32,193             2,552
                                                                                      --------         --------          --------

Investing activities
Purchase of fixed assets                                                                (6,401)          (3,966)           (2,430)
Purchase of net assets of Jeri-Jo, net of cash of $1,312                                     -                -           (54,253)
Additional purchase price to Jeri-Jo                                                   (75,081)               -                 -
Additional purchase price to Miss Erika                                                 (9,546)         (10,094)                -
Notes receivable from management stockholders                                              691              184               184
                                                                                      --------         --------          --------
Net cash used for investing activities                                                 (90,337)         (13,876)          (56,499)
                                                                                      --------         --------          --------

Financing activities
Purchase of treasury stock                                                              (1,867)               -                 -
Net advances (repayments) under revolving credit agreements                             65,095           (3,114)          (40,634)
Repayment of acquired company's debt                                                         -                -           (10,900)
Issuance of 12 1/2% Senior Notes due 2005                                                    -                -           125,000
Deferred financing costs                                                                  (738)          (1,632)           (4,863)
Proceeds from issuance of common stock, net                                              2,394               66                20
Repayment of term loan                                                                       -                -           (15,000)
                                                                                      --------         --------          --------
Net cash provided by (used for) financing activities                                    64,884           (4,680)           53,623
                                                                                      --------         --------          --------

Increase (decrease) in cash                                                            (13,374)          13,637              (324)
Cash at beginning of year                                                               13,842              205               529
                                                                                      --------         --------          --------
Cash at end of year                                                                   $    468         $ 13,842          $    205
                                                                                      ========         ========          ========

Supplemental disclosures
Income taxes paid                                                                     $ 18,558         $    792          $    400
Interest paid                                                                         $ 18,710         $ 16,391          $  5,346

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

Principal Business Activity

      The Company operates in one segment, women's apparel. Through its wholly-owned subsidiaries, the Company designs, sources, markets and distributes a broad line of brand name, moderately-priced women's and juniors' career and casual clothing. The Company's customer base consists principally of department stores, national chains, mass merchants and specialty retailers located in the United States.

Fiscal Year

      The Company operates on a 52-53 week accounting period. The Company's fiscal year ends on October 31, if such date falls on a Saturday, or the first Saturday following October 31. Data for each of the fiscal years ended November 4, 2000, November 6, 1999, and October 31, 1998 includes the results of operations for 52, 53, and 52 weeks, respectively.

Inventory

      Inventory is stated at the lower of cost (first-in, first-out) or market.

Fixed Assets

      Fixed assets are stated at cost. Depreciation of fixed assets is provided for by the straight-line method over the estimated useful lives of the assets ranging from three to ten years for financial reporting purposes. Leasehold improvements are amortized using the straight-line method over the term of the related lease.

Deferred Financing Costs

      Deferred financing costs were incurred in fiscal 1998 in connection with the Company's previous credit facility, which was refinanced on November 29, 2000. Such financing costs were amortized on a straight-line basis over the three-year term of the related credit facility. The balance of such costs will be written off as an extraordinary item in the first quarter of fiscal 2001.

      Deferred financing costs were incurred in connection with the Company's issuance of $125.0 million 12 1/2% Senior Notes due 2005 (the "Senior Notes"). Such deferred financing costs are being amortized on a straight-line basis over the seven-year term of the Senior Notes. See Note 10.

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

      Intangible contract rights acquired in connection with the agreement entered into on August 9, 1999 with Railroad Enterprises, Inc. ("Railroad") and Cutting Edge Services, Inc., formerly Toni-Linda Productions, Inc. ("Cutting Edge") (the "Agreement") were amortized over the term of the management arrangement provided for in the Agreement. As of November 4, 2000, these intangible contract rights had been fully amortized. See Note 11.

Deferred Rent

      Rent expense on leases is recorded by the straight-line method over the lease period. The excess of rent expense over the actual cash paid has been recorded as other long-term liabilities.

Earnings Per Share

      Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period and the effect of dilutive options outstanding during the period using the treasury stock method. For fiscal 2000, fiscal 1999 and fiscal 1998, the dilutive effect of options outstanding during the period using the treasury stock method was approximately 878,000 shares, 276,000 shares and 19,000 shares, respectively.

Cash and Cash Equivalents

      For purposes of the statements of cash flows, cash and cash equivalents include all liquid debt instruments with a maturity of three months or less when purchased.

Credit Risk

      The Company sells its accounts receivable to a factor. At November 4, 2000, the amount due from factor was $99.7 million. Other financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments with high quality financial institutions. The Company continually monitors its cash position. At November 4, 2000, the Company had no temporary cash investments.

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

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)

1.    Summary of Significant Accounting Policies (continued)


      Recent Technical Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities,"("SFAS No. 133"), as amended, which is effective for all quarters of the fiscal year beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging securities. The Company expects that the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

2.    Acquisitions

Miss Erika
----------

      On September 30, 1997, the Company completed the acquisition of substantially all the assets and the assumption of substantially all the liabilities of Miss Erika, a privately-held manufacturer of women's moderately-priced apparel. The purchase price of Miss Erika consisted of $24.0 million in cash paid at the closing, the assumption of $2.5 million of indebtedness and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and/or the Company's, $0.01 par value, common stock ("Common Stock") based upon earnings achieved by Miss Erika for the two fiscal years ended November 6, 1999. As originally agreed, the aggregate contingent payment payable by the Company was equal to the amount by which four times the average of Miss Erika's earnings before interest expense, income taxes, depreciation and amortization, as defined in the Miss Erika purchase agreement ("Miss Erika EBITDA"), for the two fiscal years ended November 6, 1999, exceeded $24.0 million. The additional consideration paid for Miss Erika was accounted for as additional purchase price and was reflected in intangible assets.

      On August 4, 1999, the Company retired, at a discount, 64.3% of the earn-out obligation payable to the sellers of Miss Erika for $10.0 million in cash. The portion of the earn-out obligation which was retired was owned by two investment funds and their affiliates who were interested in monetizing their portion of the contingent earn-out payment due to closure of the funds in which these investments were held. The early cash payment resulted in a savings to the Company of approximately $10.0 million, net of consent fees of $1.2 million paid to senior noteholders under the indenture dated as of June 18, 1998 governing the Senior Notes (the "Indenture") compared to what would have otherwise been due and payable in February 2000. The remaining earn-out obligation of approximately $11.6 million, representing 35.7%, was paid in March 2000, approximately $9.6 million of which was paid in cash and approximately $2.0 million of which was paid in Common Stock. No additional earn-out payments are payable in connection with the Miss Erika acquisition. The additional consideration paid for Miss Erika was accounted for as additional purchase price and reflected in intangible assets.

Jeri-Jo
-------

      On June 18, 1998, the Company completed the acquisition of Jeri-Jo, acquiring substantially all the assets and assuming substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. The purchase price paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition,
(ii) the assumption of indebtedness of $10.9 million and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and its Common Stock in the event that certain earnings targets were achieved by Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition with such payment being made no later than August 30, 2000. The Jeri-Jo purchase agreement required that the Company pay at least 50% of the required contingent payment in cash and the Indenture limited this cash payment to 75% of the total contingent payment. The aggregate contingent payment payable by the Company was equal to the excess of (1) the sum of (A) five times Jeri-Jo's average earnings before interest expense, income taxes, depreciation and amortization, as defined in the Jeri-Jo purchase agreement ("Jeri-Jo EBITDA"), for the two years ending June 30, 2000, plus (B)
0.50 times any such average Jeri-Jo EBITDA between $17.0 million and $20.0 million, plus (C) one times any such average Jeri-Jo EBITDA over $20.0 million, over (2) $55.0 million. This earn-out payment totaled $190.0 million and has been paid in full by the payment of $95.0 million in cash, the issuance of the Company's $69.0 million three-year subordinated promissory notes, of which $10.0 million was issued in August 2000 and $59.0 million was issued on December 1, 2000, and the issuance of 2.0 million shares of Common Stock (valued at $13.00 per share). The issuance of shares of Common Stock in partial payment of the Jeri-Jo earn-out payment has resulted in dilution to the Company's stockholders. The additional consideration paid for Jeri-Jo was accounted for as additional purchase price and reflected in intangible assets.

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)

2.    Acquisitions (continued)

Jeri-Jo
-------

      The acquisitions were accounted for as purchases, and Miss Erika's and Jeri-Jo's results are included in the consolidated statements of operations beginning September 30, 1997 and June 18, 1998, respectively. The unaudited pro forma consolidated results of operations for the year ended October 31, 1998, assuming consummation of the Jeri-Jo acquisition and related financings at the beginning of the respective period are as follows:

                                                       Fiscal Year
                                                  Ended October 31, 1998
                                        ----------------------------------------
                                                                     Pro forma
                                           As reported              (unaudited)
                                        ------------------    ------------------

Net sales                                     $344,604                $394,839
Income from operations                        $ 13,566                $ 21,316
Depreciation and amortization                 $  2,370                $  3,751
Income before extraordinary
   item                                       $    448                $    881
Net loss                                      $   (713)               $   (280)
Net loss per share:
   Basic                                      $  (0.10)               $  (0.04)
   Diluted                                    $  (0.10)               $  (0.04)


3.    Sales to Major Customers

      For the years ended November 4, 2000, November 6, 1999 and October 31, 1998, net sales made to three customers were approximately 15%, 14%, and 13%, approximately 20%, 14% and 14%, and approximately 17%, 16% and 15%, respectively.

4.    Due From Factor

      The Company sells its accounts receivable to a factor without recourse, up to a maximum established by the factor for each customer. Receivables sold in excess of these limitations are subject to recourse in the event of nonpayment by the customer. At November 4, 2000, November 6, 1999 and October 31, 1998, the amounts due from factor of $99.7 million, $82.2 million and $86.0 million, respectively, did not include any accounts receivable with recourse. The factor receives a commission for all purchased accounts receivable which is calculated as 0.3% of the net amount of gross sales less sales discounts. Factor commissions for the fiscal years ended November 4, 2000, November 6, 1999 and October 31, 1998 were approximately $1.7 million, $1.4 million and $1.3 million, respectively.

5.    Inventories

      Inventories consist of the following:

                                              November 4,           November 6,
                                                 2000                  1999
                                            ------------------------------------
                                                       (In Thousands)
         Raw materials                         $ 2,141               $ 3,116
         Work-in-process                         1,057                 1,104
         Finished goods                         56,522                36,697
                                               -------               -------
                                               $59,720               $40,917
                                               =======               =======

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)


6.    Fixed Assets

      Fixed assets are summarized as follows:

                                                  November 4,        November 6,
                                                     2000               1999
                                               ---------------------------------
                                                         (In Thousands)
        Machinery and equipment                     4,374              $ 1,940
        Furniture and fixtures                      1,830                1,518
        Computer equipment                         10,470                8,624
        Leasehold improvements                      4,921                3,828
                                                  -------              -------
           Total                                   21,595               15,910
        Less accumulated depreciation
             and amortization                       8,179                5,733
                                                  -------              -------
                                                  $13,416              $10,177
                                                  =======              =======

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

      In the event of any sale or transfer of shares of Common Stock by any of the management stockholders, such person is required to make a principal repayment of his loan from the Company in an amount equal to the product of (i) the percentage representing the number of shares sold by such person to the base amount set forth in the promissory note, and (ii) the outstanding balance of the notes as of the date of the promissory note. No other principal payments are required under the loans except for the payment at maturity. The loans mature on November 5, 2003 at which time full payment is to be made by the management stockholders for the balance of their respective loans. As of the end of fiscal 2000, all necessary payments had been made under the terms of the loans by the management stockholders.

      As of November 4, 2000, the fair market value of the Company's Common Stock held by such persons was approximately $18.1 million and the fair market value of the stock pledged by the management stockholders as security for the loans was approximately $7.5 million. The aggregate principal balance of all loans to management stockholders was approximately $1.6 million. The loan balance set forth above reflects the required principal payments of approximately $1.4 million resulting from sales of Common Stock by management stockholders and pay-down of loans. Interest income relating to these loans for the years ended November 4, 2000, November 6, 1999 and October 31, 1998 amounted to approximately $118,000, $148,000 and $147,000, respectively.

8.    Intangible Assets

      Intangible assets consist of the following:

                                                    November 4,      November 6,
                                                       2000              1999
                                                   -----------------------------
                                                           (In Thousands)

        Tradenames and trademarks                      $17,585          $17,591
        Goodwill                                       238,558           48,921
                                                      --------          -------
                                                       256,143           66,512
        Less accumulated amortization                    9,718            3,314
                                                      --------          -------
                                                      $246,425          $63,198
                                                      ========          =======

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)


9.    Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following:

                                                             November 4,              November 6,
                                                                2000                     1999
                                                           ---------------------------------------
                                                                        (In Thousands)
           Interest on $125.0 million 12 1/2%
              Senior Notes                                      $ 6,511                 $ 6,837
           Contractual bonuses payable                            4,458                   2,706
           Payable to Railroad and Cutting Edge
              in connection with the Agreement                        -                   1,967
           Reserve for litigation                                   229                     932
           Profit sharing contribution payable                    1,020                     879
           Other accrued expenses and current
              liabilities                                         5,133                   3,839
                                                                -------                 -------
                                                                $17,351                 $17,160
                                                                =======                 =======

10.   Financing Arrangements and Extraordinary Item

      Concurrent with the closing of the Jeri-Jo acquisition on June 18, 1998, the Company entered into a $175.0 million secured revolving credit and letter of credit facility with Banc of America Commercial Corporation, The CIT Group/Commercial Services, Inc. and Fleet Bank N.A. (as amended, the "Prior Credit Agreement"). The facility was used to finance ongoing working capital requirements of the Company and its subsidiaries. The Prior Credit Agreement was a three-year secured revolving credit and letter of credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins below the prime rate at Banc of America, N.A. or in excess of LIBOR rates. At November 4, 2000, the interest rate under the Prior Credit Agreement was 125 basis points below the prime rate (based upon the then existing prime rate, the interest rate under the Prior Credit Agreement was 8.25% per annum). Available credit under the Prior Credit Agreement was as follows: revolving credit advances not to exceed $60.0 million, documentary letters of credit not to exceed $130.0 million ("Documentary LC's"), stand-by letters of credit not to exceed $15.0 million ("Standby LCs"), and a $30.0 million standby letter of credit to partially secure the Company's cash contingent payment obligation in connection with the Jeri-Jo acquisition. Aggregate Documentary LCs and Standby LCs could not exceed $130.0 million. Under the Prior Credit Agreement, the aggregate credit available to the Company was equal to the lesser of (i) $175.0 million or (ii) the sum of 85% of eligible accounts receivable and 60% of eligible inventory, plus an overadvance amount ranging from zero to $30.0 million depending on the fiscal month of the Company and the time in such fiscal month. The Company and its subsidiaries guaranteed the Company's obligations under the Prior Credit Agreement and granted a lien on substantially all of their respective assets to secure the obligations under the Prior Credit Agreement. The weighted average interest rate on the revolving credit facility was 8.0% for fiscal 2000 and 7.3% for fiscal 1999.

      The extraordinary item, net of tax, of $1.2 million at October 31, 1998 resulted from the write-off of deferred financing costs of $2.0 million associated with the early extinguishment on June 18, 1998 of the credit facility that preceded the Prior Credit Agreement.

      At November 4, 2000, borrowings, letters of credit outstanding and additional available credit, including a $20.0 million overadvance facility, under the Prior Credit Agreement were $65.8 million, $100.8 million, and $16.1 million, respectively. At November 6, 1999, borrowings, letters of credit outstanding and additional available credit, including a $5.0 million overadvance facility, under the Prior Credit Agreement were $725,000, $122.3 million and $28.4 million, respectively. In addition, the Company had cash and cash equivalents totaling $13.8 million as of that date.

      The Prior Credit Agreement contained a number of restrictive covenants, including covenants which limited incurrence of liens and indebtedness, limited transactions with affiliates, acquisitions, sales of assets, investments and other restricted payments, and required that the Company maintain certain fixed charge coverage, cash flow coverage and leverage ratios and meet specified minimum levels of working capital and net worth.

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)


10.   Financing Arrangements and Extraordinary Item (continued)

      On June 18, 1998, the Company also issued the Senior Notes due 2005. The proceeds of the Senior Notes were used to finance the Jeri-Jo acquisition and to refinance then existing indebtedness of the Company and Jeri-Jo. The Company's obligations under the Senior Notes are unsecured and are guaranteed by all of the Company's subsidiaries. The Indenture contains a number of restrictive covenants, including limitations on the incurrence of liens and indebtedness, limit transactions with affiliates, sales of assets, investments and other restricted payments. On August 3, 1999, the Company executed the First Supplemental Indenture, which amended the Indenture to provide for, among other matters, the early extinguishment of a portion of the outstanding earn-out obligation payable to certain of the sellers of Miss Erika and a restriction as to the amount of cash that could be paid with respect to the Company's earn-out obligation incurred in connection with its acquisition of Jeri-Jo.

      Long-term debt is as follows:
                                                     November 4,     November 6,
                                                        2000            1999
                                                   -----------------------------

        12 1/2% Senior Notes due 2005                $125,000         $125,000
        Subordinated Promissory Notes due 2003         10,000                -
                                                     --------         --------
                                                      135,000          125,000
        Less current maturities                             -                -
                                                     --------         --------
        Total long-term debt                         $135,000         $125,000
                                                     ========         ========


      On November 29, 2000, the Company entered into a $210.0 million long-term senior secured credit facility with a bank group which replaced the Prior Credit Agreement (the "Existing Credit Agreement"). This new credit facility provides for an increase to $225.0 million during its term and includes a $125.0 million sublimit for revolving credit borrowings, a sublimit for the issuance of standby and documentary letters of credit ranging from $120.0 million to $135.0 million and, initially, a $35.0 million sublimit for overadvances (that is, revolving credit borrowings in excess of the borrowing base formula set forth in the new credit facility). On January 17, 2001, the facility was increased to $220.0 million. Under the new credit facility, the aggregate credit available to the Company equals the lesser of (a) $220.0 million (which may increase to $225.0 million during the term) and (b) the sum of 85% of eligible accounts receivable and 60% of eligible inventory, plus an overadvance amount ranging from zero to $35.0 million depending on the fiscal month and the time in that fiscal month. In addition, the new credit facility (1) has a three year maturity, (2) bears interest, at the Company's option, at fluctuating interest rates based upon various margins in excess of LIBOR or the prime rate of Bank of America N.A., depending on the level of the leverage ratio (the interest rates payable under the new credit facility are higher than those payable under the Prior Credit Agreement), (3) is secured by substantially all of its assets and the assets of the Company's subsidiaries, and (4) contains a number of financial and other restrictive covenants, including covenants which limit incurrence of liens and indebtedness, limit transactions with affiliates, acquisitions, sales of assets, investments and other restricted payments, and requires the Company to maintain certain fixed charge coverage, cash flow coverage and leverage ratios and meet specified minimum levels of net worth. The Company continues to factor accounts receivable pursuant to factoring arrangements.

      On December 1, 2000, the Company issued $59.0 million of subordinated promissory notes as the final payment under the Jeri-Jo earn-out obligation. The Company had previously issued $10.0 million of subordinated promissory notes in August 2000 as another partial payment of that obligation (see Note 2). The notes are subordinated to the Company's senior secured credit facility and Senior Notes, mature on November 30, 2003, bear interest at a floating rate for non-overadvance revolving credit borrowings under the new credit facility (currently 9.3% per annum), and require quarterly principal repayments following the repayment of overadvances under the new credit facility, subject to limits imposed by the new credit facility.

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)


11.   Commitments and Contingencies

Operating Leases

      The Company operates in leased premises and leases other assets under operating leases expiring through 2015. Some of the leases contain escalation clauses and renewal options. The future minimum rental commitments under non-cancelable operating leases are as follows:

         Fiscal Year                                (In Thousands)
         -----------                                --------------
         2001                                          $ 4,475
         2002                                            3,966
         2003                                            3,485
         2004                                            2,431
         2005                                            2,224
         Thereafter                                      7,076
                                                       -------
                                                       $23,657
                                                       =======

      Rent expense for the years ended November 4, 2000, November 6, 1999 and October 31, 1998 amounted to approximately $4.5 million, $3.7 million and $3.4 million, respectively.

Employment Agreements

      In June 1999, the Company entered into an amended and restated employment agreement with its Chief Executive Officer, President and Chief Operating Officer providing for a base salary of $754,000 per annum and terminating on November 1, 2003. The employment agreement was amended as of November 4, 2000 to provide for, among other things, annual increases in base salary to $800,000 (fiscal 2001), $900,000 (fiscal 2002) and $1,000,000 (fiscal 2003). In June
1999, the Company also entered into an amended and restated employment agreement with its Chairman of the Board. The amended employment agreement provides for a base salary of $754,000 per annum through November 2, 2001, with an automatic one year extension at the same base rate if certain events do not occur. The agreement also provides that upon the termination of the agreement and if such agreement is not renewed, the employee will be retained by the Company as a consultant for the following two years and will be compensated at the rate of $75,000 per month.

      The Company has entered into employment agreements with certain executive officers (including those described above) which provide for aggregate minimum annual compensation of approximately $4.7 million through November 2001, $1.6 million through November 2002 and $1.0 million beyond November 2002. All employment agreements provide that the payment of discretionary bonuses will be determined at the discretion of the Compensation Committee of the Board of Directors. In addition, in fiscal 2000, the Company adopted a bonus plan for senior officers which provided for the payment of bonuses based upon the attainment of certain earnings targets, as established by the Compensation Committee of the Board of Directors. During the fiscal year ended November 4, 2000, the Company paid an aggregate of $950,000 under this plan and on a discretionary basis to two senior officers.

      The employment agreements entered into in connection with the Miss Erika acquisition provide for contractual bonuses and bonus stock option grants based upon the attainment of certain Miss Erika EBITDA targets, as defined therein. Contractual bonuses pursuant to these contracts were approximately $4.0 million, $2.7 million and $2.3 million, in fiscal 2000, fiscal 1999 and fiscal 1998, respectively (see Note 9). In addition, the Company granted bonus stock options of 840,000 options, 504,000 options and 392,000 options pursuant to these employment agreements for the fiscal years ended November 4, 2000, November 6, 1999 and October 31, 1998, respectively (see Note 13).

Related Party Transactions

      Miss Erika has an agreement for inland shipping services with a local trucking company whose primary customer is Miss Erika and whose headquarters are in the Miss Erika warehouse. Miss Erika represents more than 95% of the trucking company's revenues and is therefore able to negotiate favorable rates and scheduling. The owner/manager of the trucking company is an employee of Miss Erika. Total charges for the fiscal years ended November 4, 2000, November 6, 1999 and October 31, 1998 were $766,480, $696,800 and $696,800, respectively.

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)


11.   Commitments and Contingencies (continued)

Related Party Transactions (continued)

      The Company has entered into a lease agreement with a partnership of which certain partners are employees of Jeri-Jo and shareholders of the Company which provides for monthly rental payments. Management believes the rental rates under such lease agreement are at fair market value. Rents paid pursuant to this agreement for the fiscal years ended November 4, 2000, November 6, 1999 and October 31, 1998 were $395,883, $395,883 and $146,256, respectively.

Stock Repurchase

      The Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $11.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. As of November 4, 2000, the Company had purchased a total of 868,800 shares at an aggregate cost of approximately $7.4 million. The Company's ability to repurchase shares of Common Stock is restricted by the Indenture and Existing Credit Agreement.

Litigation

      On July 14, 1998, Norton's distribution and cutting contractors, Railroad Enterprises and Cutting Edge, respectively (collectively, "Plaintiffs"), filed an action in the New York State Supreme Court for New York County which, as amended, was entitled Cutting Edge Services, Inc. and Railroad Enterprises, Inc.
                      ---------------------------------------------------------
v. Norton McNaughton of Squire, Inc. and Norton McNaughton, Inc. Plaintiffs had
----------------------------------------------------------------
claimed that Norton breached its contracts with them because, among other things, Miss Erika and Jeri-Jo had failed to use Plaintiffs' services as allegedly required under Norton's contracts with Plaintiffs. This action sought substantial compensatory and punitive damages and related declaratory relief concerning rights under the contracts. In connection with the Cutting Edge and Railroad lawsuit, as well as other pending litigation, the Company established a litigation reserve of $2.5 million in fiscal 1998.

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

      The Agreement also provided for the termination of Norton's then existing long-term agreements with Railroad and Cutting Edge. Railroad managed the assets Norton purchased and continued performing all of Norton's receiving, warehousing and distribution services from Railroad's New Jersey facility through August 11, 2000.

      Pursuant to the Agreement, Railroad and Cutting Edge agreed to obtain releases of Norton's limited guarantees from the landlords of their respective warehouse leases. On September 23, 1999, Norton received a release from the landlord of Cutting Edge's warehouse lease in exchange for a payment of approximately $230,000. As provided in the Agreement, this amount was withheld from subsequent Purchase Price installments. In September, 2000, Norton received a release of its guaranty obligations from the landlord of Railroad's warehouse. Correspondingly, the Company released to Railroad the $500,000 that it had withheld from the Purchase Price Installments relating to this amount. Finally, the Agreement provided for the early termination of Norton's East Rutherford, New Jersey piece goods warehouse sublease from Cutting Edge, which occurred on September 30, 1999.

      The $5.5 million Purchase Price was allocated to current assets in the amount of $2.2 million, representing the estimated value of the intangible contract rights acquired, fixed assets in the amount of $600,000, and the remaining $2.7 million was offset against the $2.5 million reserve for litigation established in fiscal 1998 with the balance being charged to expense in fiscal 1999. The intangible contract rights were amortized over the term of the management arrangement provided for in the Agreement. The fixed assets were being amortized over five years, however, the Company wrote off the remaining value of these assets in fiscal 2000. The Company fully expensed in fiscal 1999 its obligation of $500,000 under the Railroad consulting arrangement provided for in the Agreement.

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)

11.   Commitments and Contingencies (continued)

Litigation (continued)

      The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material adverse effect on the Company's business, financial condition, results of operations and cash flow. At November 4, 2000 and November 6, 1999, the Company had a reserve for litigation of approximately $200,000 and $900,000, respectively, in connection with ongoing claims. See Note 9.

12.   Income Taxes

Income taxes are provided using the liability method prescribed by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. Provision for income taxes before extraordinary item for the fiscal years ended November 4, 2000, November 6, 1999 and October 31, 1998 is comprised of the following:

                                                                                      Year Ended
                                                            ---------------------------------------------------------------
                                                              November 4,             November 6,             October 31,
                                                                 2000                    1999                     1998
                                                            ---------------------------------------------------------------
                                                                                    (In Thousands)
         Current:
                  Federal                                        $14,126                $4,164                   $1,187
                  State and local                                  2,903                 1,385                      573
                                                                 -------                ------                   ------
                                                                  17,029                 5,549                    1,760

         Deferred:
                  Federal                                          1,215                 1,952                     (180)
                  State and local                                    436                   235                      (85)
                                                                 -------                ------                   ------
                                                                   1,651                 2,187                     (265)
                                                                 -------                ------                   ------
                                                                 $18,680                $7,736                   $1,495
                                                                 =======                ======                   ======

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities. At November 4, 2000, there were net deferred tax liabilities of $475,565 relating primarily to amortization of intangible assets. At November 6, 1999 and October 31, 1998, there were net deferred tax assets of $1,012,000 and $3,526,000, respectively, relating primarily to deferred payment of accrued expenses, depreciation and uniform capitalization of inventory costs, which were partially offset by net operating loss carryforwards.

      Reconciliation of the statutory federal tax rate and the effective rate for the fiscal years ended November 4, 2000, November 6, 1999 and October 31, 1998 is as follows:

                                                      2000                      1999                      1998
                                                     Amount        %           Amount          %         Amount           %
                                                     ------      ---           ------        ---         ------         ---
                                                                             (Dollars In Thousands)
Federal statutory tax rate                           $15,508     34%           $5,577        34%          $  661        34%
State and local taxes, net of federal
   income tax benefit                                  2,672      6             1,427         9              178         9
Effect of tax audits                                     500      1               400         3              600        31
Other, net                                                 -      -               332         2               56         3
                                                     -------     --            ------        --           ------        --

Provision for income taxes                           $18,680     41%           $7,736        48%          $1,495        77%/(1)/
                                                     =======     ==            ======        ==           ======        ==

_____________________
(1) The difference between the statutory rate and actual effective rate in fiscal 1998 related to the resolution of tax examinations covering fiscal years 1991 through 1996 and the corresponding impact on state and local taxes.

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

      The Company granted stock options in fiscal 1997 to its Chief Executive Officer, President and Chief Operating Officer, Mr. Boneparth, under his employment agreement and outside of the Company's stock option plans to purchase an aggregate of 700,000 shares of Common Stock of the Company at an exercise price of $5.50 per share, which was the fair market value of the Common Stock on the date of grant. Such options were vested in full as of November 4, 2000. Options granted have 10 year terms.

      The Company granted stock options to certain Miss Erika executives and employees in fiscal 1997 under the Miss Erika Stock Option Plan to purchase an aggregate of 140,000 shares of Common Stock of the Company at an exercise price of $5.44 per share, which was the fair market value of the Common Stock on the date of grant. In addition, pursuant to the employment agreements with certain executive officers of Miss Erika, bonus options may be granted in the event certain earnings targets for Miss Erika are exceeded (see Note 11). For the fiscal year ended October 31, 1998, bonus stock options were granted under the Miss Erika Stock Option Plan to purchase an aggregate of 392,000 shares of Common Stock of the Company at an exercise price of $3.63 per share, which was the fair market value of the Common Stock on the date of grant. For the fiscal year ended November 6, 1999, bonus stock options were granted under the Miss Erika Stock Option Plan to purchase an aggregate of 504,000 shares of Common Stock of the Company at an exercise price of $7.625 per share, which was the fair market value of the Common Stock on the date of grant. For the fiscal year ended November 4, 2000, bonus stock options were granted under the Miss Erika Stock Option Plan to purchase an aggregate of 840,000 shares of Common Stock of the Company at an exercise price of $14.00 per share, which was the fair market value of the Common Stock on the date of grant. All options vested on the date of grant and have 10 year terms.

      On April 15, 1998, the Company granted an aggregate of 15,000 stock options to non-employee directors under the Stock Option Plan for Non-Employee Directors. The exercise price of such options was $5.38 per share, which was the fair market value of the Common Stock on the date of grant. All options have 10 year terms and vest over two years.

      On June 18, 1998, the Company granted an aggregate of 546,429 stock options to executive management of Jeri-Jo under their respective employment agreements. The exercise price of such options was $6.38 per share, which was the fair market value of the Common Stock on the date of grant. All options have 10 year terms. An aggregate of 100,000 of such options vested on the date of grant with the remainder vesting on October 28, 2000.

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

      On April 14, 2000, the Company granted an aggregate of 15,000 stock options to non-employee directors under the Stock Option Plan for Non-Employee Directors. The exercise price of such options was $8.375 per share, which was the fair market value of the Common Stock on the date of grant. All options have 10 year terms and vest over two years.

      The Company granted stock options to certain Jeri-Jo executives in fiscal 1999 under the Jeri-Jo Stock Option Plan to purchase an aggregate of 200,000 shares of Common Stock of the Company at an exercise price of $5.50 per share, which was the fair market value of the Common Stock on the date of grant. These options have 10 year terms and vest on June 18, 2001. In addition, pursuant to the then existing employment agreements with certain executive officers of Jeri-Jo, bonus options were granted due to certain earnings targets for Jeri-Jo that were exceeded. For the 12 months ended June 30, 1999, bonus stock options were granted under the Jeri-Jo Stock Option Plan to purchase an aggregate of 440,000 shares of Common Stock of the Company at an exercise price of $9.00

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)

13.   Employee Benefit Plans (continued)

Stock Option Plans (continued)

per share, which was the fair market value of the Common Stock on the date of grant. For the twelve months ended June 30, 2000, bonus stock options were granted under the Jeri-Jo Stock Option Plan to purchase an aggregate of 1,160,000 shares of Common Stock of the Company at an exercise price of $15.375 per share, which was the fair market value of the Common Stock on the date of grant. These options have 10 year terms and vested on the date of grant.

      The change in outstanding options under the Company's stock option plans for each of the three years in the period ended November 4, 2000, expressed in number of shares, is as follows:

                                                                                             Range of Exercise
                                                       Number of Shares                       Price Per Share
                                                       ----------------                 ---------------------------
Outstanding at November 1, 1997                           1,636,500                       $  5.44 - $17.25
    Granted                                               1,013,429                       $  3.63 - $ 6.38
    Canceled                                               (118,000)                      $  5.50 - $14.00
    Exercised                                                     -                               -
                                                       ------------
Outstanding at October 31, 1998                           2,531,929                       $  3.63 - $17.25
    Granted                                               1,198,000                       $  2.75 - $ 9.00
    Canceled                                               (124,734)                      $  5.38 - $14.00
    Exercised                                                  (832)                      $  6.00 - $ 6.50
                                                       ------------
Outstanding at November 6, 1999                           3,604,363                       $  2.75 - $17.25
    Granted                                               2,672,500                       $  7.25 - $15.38
    Canceled                                               (270,172)                      $  6.00 - $ 9.00
    Exercised                                              (300,781)                      $  2.75 - $ 8.94
                                                       ------------
Outstanding at November 4, 2000                           5,705,910                       $  2.75 - $17.25
                                                       ============

Options outstanding at November 4, 2000 are as follows:

                                                                Weighted Average
                                                                   Remaining
       Range of Exercise Prices        Number of Shares         Contractual Life        Weighted Average            Shares
                                         Outstanding               (in years)            Exercise Price          Exercisable
       ------------------------        ----------------         ----------------        ----------------         -----------
         $ 2.75 - $ 5.44                   640,836                    7.79                  $ 4.01                 596,668
              $5.50                      1,172,670                    7.23                  $ 5.50                 799,333
         $ 6.00 - $ 7.63                 1,456,404                    7.94                  $ 6.92               1,301,403
         $ 7.88 - $14.00                 1,258,000                    9.49                  $12.47               1,099,500
         $15.38 - $17.25                 1,178,000                    9.67                  $15.40               1,178,000
                                        ----------                                                              ----------
                                         5,705,910                    8.48                  $ 9.28               4,974,904
                                        ==========                                                              ==========

      As of November 4, 2000, 107 individuals held options, 12,406 shares were available for future grants under the Company's 1994 Stock Option Plan, 764,000 shares were available for future grants to Miss Erika employees under the Miss Erika Stock Option Plan, no shares were available for future grants to certain Jeri-Jo executives under the Jeri-Jo Stock Option Plan, 65,000 shares were available for non-employee directors under the Stock Option Plan for Non-Employee Directors and 291,500 shares were available for future grants under the Company's 1998 Long-Term Incentive Plan.

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

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2000, fiscal 1999 and fiscal 1998: risk-free interest rates of 5.6% for fiscal 2000, 5.6% for fiscal 1999 and 5.8% for fiscal 1998; zero dividend yields, volatility factor of the expected market price of the Company's Common Stock of 0.72 for fiscal

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)

13.   Employee Benefit Plans (continued)

Stock Option Plans (continued)

2000, 0.75 for fiscal 1999 and 0.56 for fiscal 1998; a weighted average expected life of the option of 4.5 years for fiscal 2000, 5.6 years for fiscal 1999 and
5.6 years for fiscal 1998. Based on the assumptions set forth above, the weighted average fair value of the options granted in fiscal 2000 was $7.68 per share on the date of grant.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                                   Year Ended
                                                -----------------------------------------------
                                                November 4,      November 6,        October 31,
                                                    2000             1999               1998
                                                    ----             ----               ----
         Net income (loss):
             As reported                           $26,881          $8,531            $  (713)
             Pro forma                             $13,599          $5,596            $(1,988)

         Basic earnings (loss) per share:

             As reported                           $  3.39          $ 1.15            $ (0.10)
             Pro forma                             $  1.72          $ 0.75            $ (0.27)

Stock Purchase Plan

      Pursuant to a Stock Purchase Plan adopted on January 7, 1994, an aggregate of 100,000 shares of Common Stock was made available for purchase to eligible employees. The purchase price of the Common Stock under the plan is 85% of the stock price, as defined. Participating employees may authorize the Company to withhold a portion of their compensation, subject to certain limitations, to purchase the shares. As of November 4, 2000, 67,422 shares of Common Stock have been issued under this plan.

Savings Plan

      Effective January 1, 1995, the Company began sponsoring an employee savings plan under Section 401(k) of the Internal Revenue Code for all Norton and McNaughton Apparel Holdings Inc. (the South Carolina Warehouse) full-time employees with six months of continuous service. Eligible employees may make pre-tax contributions of up to 15% of their annual compensation subject to the maximum allowable contribution. Employee contributions of up to 6% of compensation are matched by the Company at a rate of 35%. Employees are 100% vested in their pre-tax contributions immediately, and become vested in the employer matching contributions as follows: 20% vested after one year of service, 40% vested after two years of service, 60% vested after three years of service, 80% vested after four years of service and 100% vested after five years of service. The Company's matching contributions under this plan for the years ended November 4, 2000, November 6, 1999 and October 31, 1998 were $146,536, $146,334 and $179,389, respectively.

      Effective January 1, 1988, the Company began sponsoring an employee savings plan under Section 401(k) of the Internal Revenue Code for all Jeri-Jo full-time employees with one year of continuous service. Eligible employees may make pre-tax contributions of up to 15% of their annual compensation subject to the maximum allowable contribution. The Company contributes 3% of all eligible employees' compensation to the plan and matches employee contributions up to 50% of the first 5% of compensation. Employees are 100% vested in their pre-tax contributions immediately, and become vested in the employer matching contributions as follows: 20% vested after two years of service, 40% vested after three years of service, 60% vested after four years of service, 80% vested after five years of service and 100% vested after six years of service. The Company's matching contribution under Jeri-Jo's plan for the year ended November 4, 2000, November 6, 1999 and October 31, 1998 (from the date of acquisition of June 18, 1998) was $221,908, $166,666 and $58,833, respectively.

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)

13.   Employee Benefit Plans (continued)

Profit Sharing Plan

      The Company sponsors a profit sharing plan covering Miss Erika employees with more than one year of continuous service. Vesting occurs at a rate of 25% per year and employees are fully vested after four years. Profit sharing plan assets consist primarily of stocks, bonds and U.S. Government securities. The plan provides for an accrual of up to 15% of each employee's gross compensation plus bonus, up to a maximum contribution of approximately $30,000 per employee. The accrual amounted to $1,020,000 in fiscal 2000, $879,000 in fiscal 1999 and $720,000 in fiscal 1998. (See Note 9).

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

      The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                                                     November 4, 2000
                                                                                     ----------------
                                                                       Carrying
                                                                        Amount                   Fair Value
                                                                       ------------------------------------
                                                                                   (In Thousands)
Cash and cash equivalents                                              $      468                $      468
Short-term debt:
   Revolving credit loan                                                   65,820                    65,820
Long-term debt:
   12 1/2% Senior Notes due 2005                                          125,000                   116,250
Subordinate promissory note due 2003                                       10,000                    10,000

                                                                                    November 6, 1999
                                                                                    ----------------
                                                                       Carrying
                                                                        Amount                   Fair Value
                                                                       ------------------------------------
                                                                                   (In Thousands)
Cash and cash equivalents                                              $  13,842                 $  13,842
Short-term debt:
   Revolving credit loan                                                     725                       725
Long-term debt:
  12 1/2% Senior Notes due 2005                                          125,000                    85,000

15.   Shareholder Rights Plan

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

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)

15.   Shareholder Rights Plan (continued)

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

      The Rights Plan was amended on August 2, 2000 to permit the issuances of the Company's Common Stock and options to purchase Common Stock in connection with the Agreement of Purchase and Sale dated April 15, 1998, as amended by and among JJ Acquisition Corp., Jeri-Jo Knitwear, Inc., Jamie Scott, Inc. and the Stockholders of Jamie Scott, Inc. and related employment agreements without triggering the exercisability of the rights under the Rights Plan.

                         McNaughton Apparel Group Inc.
                Schedule II - Valuation and Qualifying Accounts
                                (In Thousands)

                                                  Balance at
                                                   Beginning          Costs and                        Balance at
                Description                         of Year            Expenses      Deductions/(1)/   End of Year
                -----------                       ----------          ---------      --------------    -----------
Year ended November 4, 2000
Reserve for sales discounts, returns
and allowances                                      $6,367            $41,598          $41,869           $6,096

Year ended November 6, 1999
Reserve for sales discounts, returns
and allowances                                      $3,791            $38,384          $35,808           $6,367


Year ended October 31, 1998
Reserve for sales discounts, returns
and allowances                                      $2,198            $49,336/(2)/     $47,743           $3,791


____________________________

(1) Discounts, returns and allowances granted to customers and charged against reserve.
(2)  Includes Jeri-Jo Knitwear, Inc.'s acquired reserve at June 18, 1998.

                          McNaughton Apparel Group Inc.
                      Quarterly Financial Data (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                            First        Second        Third        Fourth           Fiscal
                                                           Quarter       Quarter      Quarter       Quarter           Year
                                                           -------       -------      -------       -------           ----
FISCAL 2000
Net sales                                                  $87,718       $162,376     $119,547      $136,648        $506,289
Gross profit                                                23,862         45,595       35,163        39,186         143,806
Net income                                                   2,117         10,832        6,642         7,290          26,881

Basic per share data:
Net income                                                 $  0.29       $   1.44     $   0.87      $   0.79        $   3.39
                                                           =======       ========     ========      ========        ========
Weighted average number of common
   shares outstanding                                        7,390          7,513        7,592         9,201           7,924
                                                           =======       ========     ========      ========        ========

Diluted per share data:
Net income                                                 $  0.27       $   1.32     $   0.78      $   0.70        $   3.05
                                                           =======       ========     ========      ========        ========
Weighted average number of common
   shares outstanding assuming dilution                      7,958          8,211        8,562        10,477           8,802
                                                           =======       ========     ========      ========        ========

FISCAL 1999
Net sales                                                  $66,619       $123,972     $ 92,856      $124,365        $407,812
Gross profit                                                15,167         28,788       25,099        34,989         104,043
Net income (loss)                                           (1,959)         3,042        2,483         4,965           8,531

Basic per share data:
Net income (loss)                                          $ (0.26)      $   0.41     $   0.33      $   0.67        $   1.15
                                                           =======       ========     ========      ========        ========
Weighted average number of common
   shares outstanding                                        7,419          7,428        7,434         7,445           7,432
                                                           =======       ========     ========      ========        ========

Diluted per share data:
Net income (loss)                                          $ (0.26)      $   0.41     $   0.32      $   0.62        $   1.11
                                                           =======       ========     ========      ========        ========
Weighted average number of common
   shares outstanding assuming dilution                      7,419          7,494        7,856         8,063           7,708
                                                           =======       ========     ========      ========        ========

FISCAL 1998
Net sales                                                  $53,508       $ 94,116     $ 79,967      $117,013        $344,604
Gross profit                                                11,397         18,036       19,203        22,265          70,901
Income (loss) before extraordinary item                       (845)         1,316          456          (479)            448
Extraordinary item, net                                          -              -       (1,161)            -          (1,161)
Net income (loss)                                             (845)         1,316         (705)         (479)           (713)

Basic per share data:
Income (loss) before extraordinary item                    $ (0.11)      $   0.18     $   0.06      $  (0.06)       $   0.06
Extraordinary item, net                                          -              -        (0.16)            -           (0.16)
                                                           -------       --------     --------      --------        --------
Net income (loss)                                          $ (0.11)      $   0.18     $  (0.10)     $  (0.06)       $  (0.10)
                                                           =======       ========     ========      ========        ========
Weighted average number of common
   shares outstanding                                        7,411          7,413         7,413        7,414           7,413
                                                           =======       ========     ========      ========        ========

Diluted per share data:
Income (loss) before extraordinary item                    $ (0.11)      $   0.18     $   0.06      $  (0.06)       $   0.06
Extraordinary item, net                                          -              -        (0.15)            -           (0.16)
                                                           -------       --------     --------      --------        --------
Net income (loss)                                          $ (0.11)      $   0.18     $  (0.09)     $  (0.06)       $  (0.10)
                                                           =======       ========     ========      ========        ========
Weighted average number of common
   shares outstanding assuming dilution                      7,411          7,423        7,536         7,414           7,432
                                                           =======       ========     ========      ========        ========