Form 10-Q
period 2001-02-03
MCNAUGHTON APPAREL GROUP INC
filed 2001-03-20
CIK 917692

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended February 3, 2001
                                          -----------------------------------


                                      or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                  to
                                         -------------------------------------

     Commission File Number: 0-23440
                             -------

                         McNaughton Apparel Group Inc.
                         -----------------------------
            (Exact name of registrant as specified in its charter)

                                    Delaware                                                   13-3747173
     --------------------------------------------------------------------     -----------------------------------------
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

Common Stock, $0.01 Par Value, 9,864,561 shares as of March 15, 2001.

                               INDEX TO FORM 10-Q

                          McNaughton Apparel Group Inc.

                                                                                                              Page No.
PART I.     FINANCIAL INFORMATION

       ITEM 1.

       Financial Statements:

             Consolidated Balance Sheets at February 3, 2001 (Unaudited) and November 4, 2000                        3

             Consolidated Statements of Income for the thirteen weeks ended February 3, 2001 and
             February 5, 2000 (Unaudited)                                                                            4

             Consolidated Statement of Stockholders' Equity for the thirteen weeks ended
             February 3, 2001 (Unaudited)                                                                            5

             Consolidated Statements of Cash Flows for the thirteen weeks ended February 3, 2001
             and February 5, 2000 (Unaudited)                                                                        6

             Notes to Consolidated Financial Statements (Unaudited)                                               7-11

       ITEM 2.

       Management's Discussion and Analysis of Financial Condition and Results of Operations                     12-15

       ITEM 3.

       Quantitative and Qualitative Disclosures About Market Risk                                                   16


PART II.     OTHER INFORMATION

       ITEM 1.

       Legal Proceedings                                                                                            17

       ITEM 6.

       Exhibits and Reports on Form 8-K                                                                             17

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements

                         McNaughton Apparel Group Inc.
                          Consolidated Balance Sheets

                                                                                     February 3, 2001      November 4, 2000
                                                                                        (Unaudited)
                                                                                    ---------------------------------------
                                                                                                  (In Thousands)
Assets
Current assets:
   Cash and cash equivalents                                                                $   1,169             $     468
   Due from factor                                                                             83,758                99,695
   Inventory                                                                                   79,119                59,720
   Income taxes receivable                                                                        163                   163
   Prepaid expenses and other current assets                                                    2,459                 2,908
                                                                                            ---------             ---------
Total current assets                                                                          166,668               162,954

Fixed assets, net                                                                              13,973                13,416

Notes receivable from management stockholders                                                   1,471                 1,596

Intangible assets, net                                                                        243,059               246,425

Deferred financing costs, net                                                                   7,822                 5,651

Other assets                                                                                    1,470                 1,270
                                                                                            ---------             ---------
Total assets                                                                                $ 434,463             $ 431,312
                                                                                            =========             =========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                         $  17,047             $  24,120
   Revolving credit loans                                                                     102,697                65,820
   Income taxes payable                                                                         1,044                 2,470
   Earn-out obligations payable                                                                     -                20,000
   Accrued expenses and other current liabilities                                              11,571                17,351
                                                                                            ---------             ---------
Total current liabilities                                                                     132,359               129,761

12 1/2% Senior Notes due 2005                                                                 125,000               125,000
Earn-out obligations payable                                                                        -                59,000
Subordinated promissory notes                                                                  69,000                10,000
Other long-term liabilities                                                                     1,507                 2,072
                                                                                            ---------             ---------
Total liabilities                                                                             327,866               325,833

Commitments and contingencies


Stockholders' equity:
   Common stock, $0.01 par value, authorized 30,000,000 shares, 10,711,159 and
   10,628,256 shares issued, respectively, and 9,842,359 and 9,759,456
   shares outstanding, respectively                                                               107                   106

   Capital in excess of par                                                                    55,086                54,362

   Retained earnings                                                                           58,806                58,413

   Treasury stock, at cost, 868,800 shares                                                     (7,402)               (7,402)
                                                                                            ---------             ---------
Total stockholders' equity                                                                    106,597               105,479
                                                                                            ---------             ---------
Total liabilities and stockholders' equity                                                  $ 434,463             $ 431,312
                                                                                            =========             =========

See accompanying notes.

                          McNaughton Apparel Group Inc.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                                  Thirteen Weeks Ended
                                                                                                  --------------------
                                                                                          February 3, 2001     February 5, 2000
                                                                                          -------------------------------------
                                                                                         (In Thousands, Except Per Share Amounts)
Net sales                                                                                        $103,326             $87,718

Cost of goods sold                                                                                 73,614              63,856
                                                                                                 --------             -------

Gross profit                                                                                       29,712              23,862

Selling, general and administrative expenses                                                       15,594              14,190

Depreciation and amortization                                                                       4,188               1,950
                                                                                                 --------             -------

Income from operations                                                                              9,930               7,722

Other expense (income):
   Interest expense and amortization of deferred financing costs                                    8,389               4,327
   Other income, net                                                                                  (26)               (193)
                                                                                                 --------             -------

Income before provision for income taxes and extraordinary item                                     1,567               3,588

Provision for income taxes                                                                            626               1,471
                                                                                                 --------             -------

Income before extraordinary item                                                                      941               2,117

Extraordinary item, net of $365 tax benefit                                                          (548)                  -
                                                                                                 --------             -------

Net income                                                                                          $ 393             $ 2,117
                                                                                                    =====             =======

Basic earnings per share:

Income before extraordinary item                                                                 $   0.10             $  0.29

Extraordinary item, net                                                                             (0.06)                  -
                                                                                                 --------             -------

Net income                                                                                       $   0.04             $  0.29
                                                                                                 ========             =======

Weighted average number of common shares outstanding                                                9,769               7,390
                                                                                                 ========             =======

Diluted earnings per share:

Income before extraordinary item                                                                 $   0.09             $  0.27

Extraordinary item, net                                                                             (0.05)                  -
                                                                                                 --------             -------

Net income                                                                                       $   0.04             $  0.27
                                                                                                 ========             =======

Weighted average number of common shares outstanding assuming dilution                             10,936               7,958
                                                                                                 ========             =======

See accompanying notes.

                          McNaughton Apparel Group Inc.
                 Consolidated Statement of Stockholders' Equity
                  for the Thirteen Weeks Ended February 3, 2001
                                   (Unaudited)

                                                                              Capital
                                                     Common Stock            in Excess        Retained      Treasury
                                                     ------------
                                                Shares         Amount         of Par          Earnings        Stock          Total
                                                ------         ------         ------          --------        -----          -----
                                                                                    (In Thousands)
Balance at November 4, 2000                     10,628       $    106       $ 54,362          $ 58,413     $ (7,402)      $105,479

   Net income for the thirteen weeks
       ended February 3, 2001                        -              -              -               393            -            393

   Exercise of 77,967 stock options                 78              1            508                 -            -            509

   Tax benefit from exercise of stock
       options                                       -              -            172                 -            -            172

   Issuance of 4,936 shares of common
       stock through the employee
       stock purchase plan                           5              -             44                              -             44
                                                ------       --------       --------          --------     --------       --------

Balance at February 3, 2001                     10,711       $    107       $ 55,086          $ 58,806     $ (7,402)      $106,597
                                                ======       ========       ========          ========     ========       ========

See accompanying notes.

                          McNaughton Apparel Group Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              Thirteen Weeks Ended
                                                                                              --------------------
                                                                                      February 3, 2001       February 5, 2000
                                                                                      ---------------------------------------
                                                                                                 (In Thousands)
Net income                                                                                     $    393              $  2,117

  Adjustments to reconcile net income to net cash used for operating activities:

    Depreciation and amortization of fixed assets                                                   820                   604
    Amortization of intangible assets                                                             3,368                 1,346
    Amortization of deferred financing costs                                                        536                   388
    Write-off of deferred financing costs                                                           913                     -

    Changes in operating assets and liabilities:
     Due from factor                                                                             15,937                17,534
     Inventory                                                                                  (19,399)              (13,141)
     Income taxes receivable                                                                          -                (3,468)
     Prepaid expenses and other current assets                                                      449                (2,082)
     Other assets                                                                                  (200)                    3
     Accounts payable                                                                            (7,073)               (5,292)
     Income taxes payable                                                                        (1,426)                1,389
     Accrued expenses and other current liabilities                                              (5,780)               (7,132)
     Other long-term liabilities                                                                   (565)                  (42)
                                                                                               --------              --------
   Net cash used for operating activities                                                       (12,027)               (7,776)
                                                                                               --------              --------

Investing activities
   Purchase of fixed assets                                                                      (1,378)                 (577)
   Additional purchase price to Jeri-Jo                                                         (20,000)                    -
                                                                                               --------              --------
   Net cash used for investing activities                                                       (21,378)                 (577)
                                                                                               --------              --------

Financing activities
   Repayment of notes receivable from management stockholders                                       125                   169
   Purchase of treasury stock                                                                         -                  (946)
   Net advances (repayments) of revolving credit loans                                           36,877                  (725)
   Proceeds from issuance of common stock, net                                                      725                   174
   Deferred financing costs                                                                      (3,621)                    -
                                                                                               --------              --------
   Net cash provided by (used for) financing activities                                          34,106                (1,328)
                                                                                               --------              --------

   Increase (decrease) in cash and cash equivalents                                                 701                (9,681)
   Cash and cash equivalents at beginning of period                                                 468                13,842
                                                                                               --------              --------
   Cash and cash equivalents at end of period                                                  $  1,169              $  4,161
                                                                                               ========              ========

Supplemental disclosures
   Income taxes paid                                                                           $  1,513              $  3,447
   Interest paid                                                                               $ 11,303              $  8,142

See accompanying notes.

                         McNaughton Apparel Group Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1.   Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited consolidated financial statements of McNaughton Apparel Group Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation of the Company's financial position at February 3, 2001 and the results of operations and cash flows for the thirteen weeks ended February 3, 2001 and February 5, 2000 have been included. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 4, 2000 filed with the Securities and Exchange Commission. Operating results for the thirteen weeks ended February 3, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending November 3, 2001.

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

Deferred Financing Costs

     Deferred financing costs were incurred in connection with obtaining the Company's financing agreement and the Company's issuance of $125.0 million 12 1/2% Senior Notes due 2005 (the "Senior Notes"). Such deferred financing costs are being amortized on a straight-line basis over the three-year term of the financing agreement and over the seven-year term of the Senior Notes.

     Deferred financing costs were incurred in fiscal 1998 in connection with the Company's prior credit facility. Such financing costs were amortized on a straight line basis over the three-year term of the related credit facility. The balance of such costs were written off as an extraordinary item when the facility was refinanced in November 2000. See Note 7.

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

Intangible Assets

     Goodwill, trademarks and tradenames resulting from the acquisitions of Miss Erika, Inc. ("Miss Erika"), Jeri-Jo Knitwear, Inc. and Jamie Scott, Inc. (collectively, "Jeri-Jo") are being amortized by the straight-line method over twenty years. The Miss Erika and Jeri-Jo earn-out payments were treated as additional goodwill and are being amortized over the remainder of the twenty year period following the original dates of acquisition.

Earnings Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period and the effect of dilutive options outstanding during the period using the treasury stock method. For the thirteen weeks ended February 3, 2001

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

1.    Summary of Significant Accounting Policies (continued)

Earnings Per Share (continued)

and February 5, 2000, the dilutive effect of options outstanding during the period using the treasury stock method was approximately 1,167,000 shares and 568,000 shares, respectively.

2.    Acquisitions

Jeri-Jo
-------

      On June 18, 1998, the Company completed the acquisition of Jeri-Jo, acquiring substantially all the assets and assuming substantially all the liabilities of the privately-held apparel importers of moderately-priced juniors' and misses' updated sportswear. The purchase price paid in the Jeri-Jo acquisition was (i) $55.0 million in cash at the closing of the acquisition,
(ii) the assumption of indebtedness of $10.9 million and certain other contractual obligations. In addition, the Company agreed to pay an additional contingent payment in cash and its $0.01 par value, common stock ("Common Stock") in the event that certain earnings targets were achieved by Jeri-Jo for the two years subsequent to the closing of the Jeri-Jo acquisition. This earn-out payment totaled $190.0 million and has been paid in full by the payment of $95.0 million in cash, the issuance of the Company's $69.0 million three-year subordinated promissory notes, of which $10.0 million was issued in August 2000 and $59.0 million was issued on December 1, 2000, and the issuance of 2.0 million shares of Common Stock (valued at $13.00 per share). The issuance of shares of Common Stock in partial payment of the Jeri-Jo earn-out payment has resulted in dilution to the Company's stockholders. The additional consideration paid for Jeri-Jo was accounted for as additional purchase price and reflected in intangible assets.

3.    Sales to Major Customers

     For the thirteen weeks ended February 3, 2001 and February 5, 2000, net sales made to four customers were approximately 17.0%, 15.0%, 10.0% and 10.0%, and approximately 16.0%, 14.0%, 7.0% and 13.0%, respectively.

4.    Inventory

     Inventory is stated at the lower of cost (first-in, first-out basis) or market.

     Inventories consist of the following:

                                                  February 3, 2001        November 4, 2000
                                                  ----------------------------------------
                                                                (In Thousands)
        Raw materials                                      $ 1,767                 $ 2,141
        Work in process                                      1,699                   1,057
        Finished goods                                      75,653                  56,522
                                                           -------                 -------
                                                           $79,119                 $59,720
                                                           =======                 =======

5.    Intangible Assets

     Intangible assets consist of the following:

                                                    February 3, 2001      November 4, 2000
                                                    --------------------------------------
                                                                 (In Thousands)
        Tradenames and trademarks                           $ 17,587              $ 17,585
        Goodwill                                             238,558               238,558
                                                             -------               -------
                                                             256,145               256,143
        Less:  accumulated amortization                       13,086                 9,718
                                                            --------              --------
                                                            $243,059              $246,425
                                                            ========              ========

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

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

     As of February 3, 2001, the fair market value of the Company's Common Stock pledged by the management stockholders as security for the loans was approximately $6.9 million, and the aggregate principal balance of all loans to management stockholders was $1,471,364, which reflects the required principal payments of $1,528,636 resulting from sales of Common Stock by management stockholders.

7.    Financing Arrangements and Extraordinary Item

       Concurrent with the closing of the Jeri-Jo acquisition on June 18, 1998, the Company entered into a $175.0 million secured revolving credit and letter of credit facility with Banc of America Commercial Corporation, The CIT Group/Commercial Services, Inc. and Fleet Bank N.A. (as amended, the "Prior Credit Agreement"). The facility was used to finance ongoing working capital requirements of the Company and its subsidiaries. The Prior Credit Agreement was a three-year secured revolving credit and letter of credit facility, with interest on outstanding borrowings determined, at the Company's option, based upon stated margins below the prime rate at Bank of America, N.A. or in excess of LIBOR rates. Available credit under the Prior Credit Agreement was as follows: revolving credit advances not to exceed $60.0 million, documentary letters of credit not to exceed $130.0 million ("Documentary LCs"), stand-by letters of credit not to exceed $15.0 million ("Standby LCs"), and a $30.0 million standby letter of credit to partially secure the Company's cash contingent payment obligation in connection with the Jeri-Jo acquisition. Aggregate Documentary LCs and Standby LCs could not exceed $130.0 million. Under the Prior Credit Agreement, the aggregate credit available to the Company was equal to the lesser of (i) $175.0 million or (ii) the sum of 85% of eligible accounts receivable and 60% of eligible inventory, plus an overadvance amount ranging from zero to $30.0 million depending on the fiscal month of the Company and the time in such fiscal month. The Company and its subsidiaries guaranteed the Company's obligations under the Prior Credit Agreement and granted a lien on substantially all of their respective assets to secure the obligations under the Prior Credit Agreement. The weighted average interest rate on the revolving credit facility was 8.3% during the first quarter of fiscal 2001 (until this facility was refinanced) and 8.0% during the first quarter of fiscal 2000.

       The extraordinary item, net of tax, of $548,000 resulted from the write-off of deferred financing costs of $913,000 associated with the early extinguishment of the Prior Credit Agreement on November 29, 2000.

       On June 18, 1998, the Company also issued the Senior Notes due 2005. The proceeds of the Senior Notes were used to finance the Jeri-Jo acquisition and to refinance then existing indebtedness of the Company and Jeri-Jo. The Senior Notes mature in full on June 3, 2005 and there are no required principal payments prior to the maturity date. The Company's obligations under the Senior Notes are unsecured and are guaranteed by all of the Company's subsidiaries. The Indenture governing the Senior Notes contains a number of restrictive covenants, including limitations on the incurrence of liens and indebtedness, transactions with affiliates, sales of assets, investments and other restricted payments. On August 3, 1999, the Company executed the First Supplemental Indenture, which amended the Indenture to provide for, among other matters, the early extinguishment of a portion of the outstanding earn-out obligation payable to certain of the sellers of Miss Erika and a restriction as to the amount of cash that could be paid with respect to the Company's earn-out obligation incurred in connection with its acquisition of Jeri-Jo.

       On November 29, 2000, the Company entered into a $210.0 million long-term senior secured credit facility with a bank group which replaced the Prior Credit Agreement (the "Current Credit Agreement"). This new credit facility provides for an increase to $225.0 million during its term and includes a $125.0 million sublimit for revolving credit borrowings, a sublimit for the issuance of standby and documentary letters of credit ranging from $120.0 million to $135.0 million and, initially, a $35.0 million sublimit for overadvances (that is, revolving credit borrowings in excess of the borrowing base formula set forth in the new credit facility). On January 17, 2001, the facility was increased to $220.0 million. Under the Current Credit Agreement, the aggregate credit available to the Company equals the lesser of (a) $220.0 million (which may increase to $225.0 million during the term) and (b) the sum of 85% of eligible accounts receivable and 60% of eligible inventory, plus an overadvance amount ranging from zero to $35.0 million depending on the fiscal month and the time in that fiscal month. In addition, the Current Credit Agreement (1) has a three year maturity, (2) bears interest, at the Company's option, at fluctuating interest rates based upon various margins in excess of LIBOR or the prime rate of Bank of America N.A., depending on the

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

7.    Financing Arrangements and Extraordinary Item (continued)

level of the leverage ratio (the interest rates payable under the Current Credit Agreement are higher than those payable under the Prior Credit Agreement), (3) is secured by substantially all of the assets of the Company and its subsidiaries, and (4) contains a number of financial and other restrictive covenants, including covenants which limit incurrence of liens and indebtedness, transactions with affiliates, acquisitions, sales of assets, investments and other restricted payments, and requires the Company to maintain certain fixed charge coverage, cash flow coverage and leverage ratios and meet specified minimum levels of net worth. At February 3, 2001, the interest rate under the Current Credit Agreement was 300 basis points over LIBOR and 175 basis points over the prime rate (currently a weighted average rate of 9.3% per annum). The Company continues to factor accounts receivable pursuant to factoring arrangements.

      At February 3, 2001, borrowings, letters of credit outstanding and additional available credit, including a $30.0 million overadvance facility, under the Current Credit Agreement were $102.7 million, $80.3 million, and $10.3 million, respectively. At February 5, 2000, the Company had no borrowings under the Prior Credit Agreement, and letters of credit outstanding and additional available credit thereunder of $122.7 million and $22.8 million, respectively. In addition, the Company had cash and cash equivalents totaling $4.2 million as of that date.

      On December 1, 2000, the Company issued $59.0 million of subordinated promissory notes as the final payment under the Jeri-Jo earn-out obligation. The Company had previously issued $10.0 million of subordinated promissory notes in August 2000 as another partial payment of that obligation (see Note 2). The notes are subordinated to the Company's senior secured credit facility and Senior Notes, mature on November 30, 2003, bear interest at a floating rate for non-overadvance revolving credit borrowings under the Current Credit Agreement (currently 8.6% per annum), and require quarterly principal repayments following the repayment of overadvances under the Current Credit Agreement, subject to limits imposed thereby.

      Long-term debt is as follows:

                                                               February 3, 2001      November 4, 2000
                                                             -------------------------------------------
                                                                            (In Thousands)
           12 1/2% Senior Notes due 2005                               $125,000             $125,000
           Subordinated Promissory Notes due 2003                        69,000                10,000
                                                                       --------              --------
                                                                        194,000               135,000
           Less current maturities                                            -                     -
                                                                       --------              --------
           Total long-term debt                                        $194,000              $135,000
                                                                       ========              ========

8.    Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consist of the following:

                                                               February 3, 2001         November 4, 2000
                                                              -------------------------------------------
                                                                             (In Thousands)
           Interest on $125.0 million 12 1/2%
              Senior Notes                                              $ 2,605                   $ 6,511
           Contractual bonuses payable                                    4,409                     4,458
           Profit sharing contribution payable                            1,282                     1,020
           Other accrued expenses and current
              liabilities                                                 3,275                     5,362
                                                                        -------                   -------
                                                                        $11,571                   $17,351
                                                                        =======                   =======

9.    Stock Repurchase

     The Company's Board of Directors has authorized a stock repurchase program, under which the Company may repurchase up to $11.5 million of the Company's Common Stock. The Company expects that the shares may be purchased from time to time in the open market and in block transactions. As of February 3, 2001, the Company has purchased a total of 868,800 shares at an aggregate cost of approximately $7.4 million. The Company's Current Credit Agreement and the Indenture limit the amounts which may be expended on stock repurchases.

                         McNaughton Apparel Group Inc.
            Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

10.    Shareholder Rights Plan

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

      The Company's strategy is to build a portfolio of complementary apparel brands, while at the same time increasing sales and improving profitability. The Company continually monitors the success, in terms of sales, profitability and customer acceptance, of its product lines. In the event that one or more of its product lines does not meet its expectations, the Company will discontinue their production. The Company also continually explores cost saving opportunities in an attempt to reduce overhead and improve operating income. In August 2000, the Company finalized the relocation to South Carolina of the warehousing and distribution operations for its Norton product lines which will enhance its operating efficiencies and lower costs.

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

      The Company contracts for the manufacture of all of its products, all of which are produced overseas. Contract manufacturing allows the Company to avoid significant capital expenditures for manufacturing facilities and the fixed costs of maintaining a large production work force. Foreign contract manufacturing allows the Company to take advantage of lower manufacturing costs, which allows the Company to reduce prices to its customers. The Company believes that foreign sourcing for moderately priced merchandise also allows the Company to avail itself of a well-equipped and skilled labor force, which allows the Company to produce a higher quality, better-valued product for its customers. The Company mitigates the longer lead time necessary for foreign sourced fabrics and manufacturing by early and timely attention to production planning.

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

      SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking information about the Company's anticipated operating results. The Company undertakes no obligation to correct or update any forward-looking information, whether as a result of new information, future events or otherwise. The Company's ability to achieve its projected results is dependent on many factors, which are outside of management's control. Some of the most significant factors would be a deterioration in retailing conditions for women's and juniors' apparel, including as a result of any continued slowdown in the U.S. economy, an increase in price pressures and other competitive factors, any of which could result in an unanticipated decrease in gross profit margins, the unanticipated loss of a major customer, contractor or supplier, unanticipated problems arising out of Norton McNaughton of Squire's relocation of its distribution function to South Carolina where the activities are being performed "in-house", increases in interest rates, and weather conditions which could impact retail traffic and the Company's ability to ship on a timely basis. Accordingly, there can be no assurance that the Company will achieve its anticipated operating results.

Results of Operations
---------------------

     The following table is derived from the Company's Consolidated Statement of Income and sets forth, for the periods indicated, selected operating data as a percentage of net sales:

                                                                                            Thirteen Weeks Ended
                                                                                            --------------------
                                                                                February 3, 2001         February 5, 2000
                                                                                ----------------         ----------------
Net sales                                                                             100.0%                   100.0%
Cost of goods sold                                                                     71.2                     72.8
                                                                                     ------                   ------
Gross profit                                                                           28.8                     27.2
Selling, general and administrative expenses                                           15.1                     16.2
Depreciation and amortization                                                           4.1                      2.2
                                                                                     ------                   ------
Income from operations                                                                  9.6                      8.8
Interest expense and amortization of deferred financing costs                           8.1                      4.9
Other income, net                                                                         -                     (0.2)
                                                                                     ------                   ------
Income before provision for income taxes and extraordinary item                         1.5                      4.1
Provision for income taxes                                                              0.6                      1.7
                                                                                     ------                   ------
Income before extraordinary item                                                        0.9                      2.4
Extraordinary item, net                                                                 0.5                        -
                                                                                     ------                   ------
Net income                                                                              0.4%                     2.4%
                                                                                     ======                   ======

Quarter Ended February 3, 2001 Compared to Quarter Ended February 5, 2000
-------------------------------------------------------------------------

Net Sales
     Net sales were $103.3 million for the first quarter of fiscal 2001 compared to $87.7 million for the first quarter of fiscal 2000. The increase in net sales of $15.6 million, or 17.8%, was primarily attributable to an increase in net sales of $8.8 million in the Erika product lines, an increase of $4.7 million in the Norton McNaughton and Norton Studio product lines and an increase of $2.3 million in the Energie, Currants and Jamie Scott product lines.

Gross Profit
     Gross profit margin was 28.8% for the first quarter of fiscal 2001 compared to 27.2% for the first quarter of fiscal 2000. The increase in gross profit margin was primarily attributable to the Norton McNaughton and Norton Studio product lines and resulted primarily from a decrease in sales allowances, markdowns and other sales dilution and an increase in initial markup.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses ("SG&A" expenses) were $15.6 million, or 15.1% of net sales, for the first quarter of fiscal 2001 as compared to $14.2 million, or 16.2% of net sales, for the first quarter of fiscal 2000. The increase in SG&A expenses of $1.4 million was due primarily to increases in salary expense, related personnel costs and other variable distribution expenses, arising out of an increase in the volume of products shipped, and increases in professional fees. These increases were offset in part by the reversal of a reserve for a lease cancellation option, which right was allowed to lapse in February 2001. The decrease in SG&A expenses as a percentage of net sales was primarily attributable to the spreading of the fixed component of SG&A expenses over higher net sales in the first quarter of fiscal 2001.

Depreciation and Amortization
     Depreciation and amortization was $4.2 million for the first quarter of fiscal 2001 compared to $2.0 million for the first quarter of fiscal 2000. The increase of $2.2 million was primarily attributable to the amortization of goodwill associated with the Jeri-Jo earn-out payment, $161.0 million of which was recorded to goodwill at June 30, 2000 and the remaining $29.0 million was recorded as of November 4, 2000.

Interest Expense
     Interest expense increased to $8.4 million in the first quarter of fiscal 2001 from $4.3 million in the first quarter of fiscal 2000. The increase of $4.1 million was due primarily to higher borrowings during the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000, which resulted primarily from borrowings to fund the payment of the cash portion of the Jeri-Jo earn-out, and interest paid on the subordinated promissory notes issued in August 2000 and December 2000 in partial payment of the Jeri-Jo earn-out.

Earnings Per Share Before Goodwill and Trademark Amortization and Extraordinary Item
     Earnings per share before goodwill and trademark amortization and extraordinary item decreased in the first quarter of fiscal 2001 to $0.27 per diluted share, from $0.33 per diluted share in the first quarter of fiscal 2000, primarily as a result of increased interest expense and a higher weighted average of common shares outstanding.

Extraordinary Item
     The extraordinary item, net of tax, of $548,000 resulted from the write-off of unamortized deferred financing fees of $913,000 resulting from the early extinguishment of indebtedness under the Company's previous financing agreement which was replaced with a new financing agreement on November 29, 2000.

Liquidity and Capital Resources
-------------------------------

     The Company is highly leveraged. On February 3, 2001, the Company had $125.0 million of Senior Notes outstanding, and revolving credit advances of $102.7 million and letters of credit in the aggregate face amount of approximately $80.3 million outstanding under the Current Credit Agreement. As of February 3, 2001, the Company had total available credit of approximately $10.3 million under its Current Credit Agreement (pursuant to the borrowing base formula set forth therein), including an overadvance facility of $30.0 million.

      The Company's liquidity requirements arise from (i) working capital needs, primarily inventory and accounts receivable, and the payment of interest on indebtedness and (ii) planned capital expenditures. The Company's borrowing requirements for working capital purposes are seasonal, with peak working capital needs generally arising at the end of the first fiscal quarter and extending through the second and third fiscal quarters. As the Company's business expands, the need for additional working capital will also increase. The Company's primary sources of working capital are cash flow from operations and advances under its Current Credit Agreement.

      The Company had working capital of approximately $34.3 million at February 3, 2001 as compared to working capital of approximately $33.2 million at November 4, 2000. The increase in working capital resulted primarily from net income for the quarter, as adjusted for depreciation and amortization, and extraordinary item, which was offset by the addition of deferred financing costs of $3.6 million in connection with the Company's new financing agreement and capital expenditures of $1.4 million.

      The Company's capital expenditures were approximately $1.4 million and $600,000 in the first quarter of fiscal 2001 and the first quarter of fiscal 2000, respectively. The Company anticipates that it will incur capital expenditures of approximately $5.0 million to $6.0 million in fiscal 2001. The capital expenditures during fiscal 2000 resulted primarily in connection with Norton's new warehouse and distribution facility in South Carolina. Anticipated capital expenditures for fiscal 2001 relate primarily to new management information systems, which will address production, sales and order fulfillment functions. The new systems will first be implemented at Miss Erika during mid-fiscal 2001, with anticipated implementation at Norton and Jeri-Jo during late fiscal 2001 and fiscal 2002, respectively. In addition, the Company is considering the possibility of a new warehouse and distribution facility for Miss Erika, including related expenditures for an automated materials handling system, machinery and equipment, and furniture and fixtures. If the Company decides to pursue the new facility for Miss Erika, it is anticipated that it would incur additional capital expenditures of approximately $2.0 million to $3.0 million. The Company expects to finance its capital expenditures from internally generated funds and advances under its Current Credit Agreement.

      In December 2000, the Company made the final payment under the Jeri-Jo earn-out obligation by issuing $59.0 million of its subordinated notes. The Company had previously issued $10.0 million of its subordinated notes in August 2000 as another partial payment of that obligation. The notes are subordinated to the Company's Current Credit Agreement and Senior Notes, mature on November 30, 2003, bear interest at a floating rate for non-overadvance revolving credit borrowings under the Current Credit Agreement (currently 8.6% per annum), and require quarterly principal repayments following the repayment of overadvances under the Current Credit Agreement, subject to limits imposed by the Current Credit Agreement.

      On November 29, 2000, the Company entered into the Current Credit Agreement, a $210.0 million senior secured credit facility with a bank group which replaced the then existing $175.0 million senior secured credit facility. This new credit facility provides for an increase to $225.0 million during its term and includes a $125.0 million sublimit for revolving credit borrowings, a sublimit for the issuance of standby and documentary letters of credit ranging from $120.0 million to $135.0 million and, initially, a $35.0 million sublimit for overadvances (that is, revolving credit borrowings in excess of the borrowing base formula set forth in the new credit facility). On January 17, 2001, the facility was increased to $220.0 million. Under the new credit facility, the aggregate credit available to the Company equals the lesser of (a) $220.0 million (which may increase to $225.0 million during the term) and (b) the sum of 85% of eligible accounts receivable and 60% of eligible inventory, plus an overadvance amount ranging from zero to $35.0 million depending on the fiscal month and the time in that fiscal month. In addition, the new credit facility (1) has a three year maturity, (2) bears interest, at the Company's option, at fluctuating interest rates based upon various margins in excess of LIBOR or the prime rate of Bank of America N.A., depending on the level of the leverage ratio (the interest rates payable under the new credit facility are higher than those payable under the previous credit facility), (3) is secured by substantially all of the assets of the Company and its subsidiaries, and (4) contains a number of financial and other restrictive covenants, including covenants which limit incurrence of liens and indebtedness, transactions with affiliates, acquisitions, sales of assets, investments and other restricted payments, and requires the Company to maintain certain fixed charge coverage, cash flow coverage and leverage ratios and meet specified minimum levels of net worth. At February 3, 2001, the interest rate under the Current Credit Agreement was 300 basis points over LIBOR and 175 basis points over the prime rate (currently a weighted average rate of 9.3% per annum).

      Based upon current and anticipated levels of operations, the Company believes that the Current Credit Agreement, coupled with cash flow from operations, will be adequate to meet liquidity requirements for the foreseeable future. The Company's ability to make scheduled payments of principal of, to pay the interest on, to increase availability of or to refinance, as needed, indebtedness, and to fund working capital requirements and planned capital expenditures, will depend, in part, on future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and weighted-average interest rates by expected maturity dates for the Company's debt obligations at February 3, 2001.

                                                                                 Fiscal Year
                                    ------------------------------------------------------------------------------------------------
                                                       2001        2002        2003        2004         2005          Total
                                                       ----        ----        ----        ----         ----          -----
                                                                         (Dollars In Thousands)
Short-term debt:
   Revolving credit advances                       $102,697            -           -          -            -       $102,697
   LIBOR plus 300 basis points on LIBOR
   borrowings and prime plus 175 basis points
   on prime-based borrowings/(1)/                       9.3%           -           -          -            -            9.3%

Long-term debt:
    Senior notes                                          -            -           -          -     $125,000       $125,000
    Fixed interest rate                               12.50%       12.50%      12.50%     12.50%       12.50%         12.50%

   Subordinated promissory notes                          -            -     $69,000          -            -        $69,000
   Floating rate on non-overadvance revolving
   credit advances/(1)/                                 8.6%         8.6%        8.6%         -            -            8.6%

-------------------------
      (1)Prior to November 29, 2000, the rate was prime less 125 basis points.

      For more information concerning the Company's debt obligations, see Note 7 to the Company's consolidated financial statements.

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

Exhibit 10.1 Amendment No. 1 dated as of November 4, 2000 to Amended and Restated Employment Agreement dated as of June 7, 1999 between Norton McNaughton of Squire, Inc. and Peter Boneparth.

Exhibit 10.2 Letter agreement dated January 31, 2001 amending the Amended and Restated Employment Agreement dated as of June 7, 1999 between Norton McNaughton of Squire, Inc. and Sanford Greenberg.

Exhibit 10.3 Letter agreement dated March 9, 2001 amending the Employment Agreement dated as of November 5, 1993, as amended, between Norton McNaughton of Squire, Inc. and Amanda J. Bokman.

Exhibit 27       Financial Data Schedule (For SEC use only).

---------------------------

The Registrant filed one Current Report on Form 8-K during the thirteen weeks ended February 3, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MCNAUGHTON APPAREL GROUP INC.
                                   (Registrant)
                             By /s/ Amanda J. Bokman
                                    --------------------------------
Date:  March 20, 2001        AMANDA J. BOKMAN
                             Vice President, Chief Financial Officer,
                             Secretary and Treasurer
                             (Duly Authorized Officer and Principal Financial
                             and Accounting Officer)